Form 10-Q
period 2019-09-30
HANGER, INC.
filed 2019-11-07
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2019

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

As of October 29, 2019 the registrant had 37,337,840 shares of its Common Stock outstanding.

ii

PART 1.                    FINANCIAL INFORMATION

HANGER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

(Unaudited)

	As of September 30,	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$49,947	$95,114
Accounts receivable, net	145,378	143,986
Inventories	75,693	67,690
Income taxes receivable	—	379
Other current assets	14,615	18,731
Total current assets	285,633	325,900
Non-current assets:
Property, plant and equipment, net	84,490	89,489
Goodwill	226,348	198,742
Other intangible assets, net	17,985	15,478
Deferred income taxes	68,581	65,635
Operating lease right-of-use assets	109,838	—
Other assets	8,537	7,766
Total assets	$801,412	$703,010
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$8,619	$8,583
Accounts payable	53,831	55,797
Accrued expenses and other current liabilities	55,908	51,783
Accrued compensation related costs	39,633	55,111
Current portion of operating lease liabilities	32,437	—
Total current liabilities	190,428	171,274
Long-term liabilities:
Long-term debt, less current portion	488,620	502,090
Operating lease liabilities	88,719	—
Other liabilities	47,851	51,570
Total liabilities	815,618	724,934
Commitments and contingencies (Note R)
Shareholders’ deficit:
Common stock, $0.01 par value; 60,000,000 shares authorized; 37,504,755 shares issued and 37,361,934 shares outstanding in 2019, and 37,063,995 shares issued and 36,921,174 shares outstanding in 2018	375	371
Additional paid-in capital	350,579	343,955
Accumulated other comprehensive loss	(13,777)	(4,531)
Accumulated deficit	(350,687)	(361,023)
Treasury stock, at cost; 142,821 shares at 2019 and 2018, respectively	(696)	(696)
Total shareholders’ deficit	(14,206)	(21,924)
Total liabilities and shareholders’ deficit	$801,412	$703,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$279,638	$262,946	$797,155	$763,907
Material costs	92,034	84,805	261,810	247,677
Personnel costs	94,594	90,853	272,795	266,515
Other operating costs	32,771	30,999	100,067	92,631
General and administrative expenses	29,834	28,308	87,474	80,467
Professional accounting and legal fees	3,629	3,107	9,576	12,189
Depreciation and amortization	9,373	8,950	26,906	27,552
Income from operations	17,403	15,924	38,527	36,876
Interest expense, net	8,954	8,939	25,973	28,519
Loss on extinguishment of debt	—	—	—	16,998
Non-service defined benefit plan expense	173	176	519	528
Income (loss) before income taxes	8,276	6,809	12,035	(9,169)
Provision (benefit) for income taxes	2,585	2,440	3,260	(3,848)
Net income (loss)	$5,691	$4,369	$8,775	$(5,321)

Basic and Diluted Per Common Share Data:
Basic income (loss) per share	$0.15	$0.12	$0.24	$(0.14)
Weighted average shares used to compute basic earnings per common share	37,349,144	36,856,881	37,218,234	36,716,568
Diluted income (loss) per share	$0.15	$0.12	$0.23	$(0.14)
Weighted average shares used to compute diluted earnings per common share	37,986,860	37,556,594	37,921,767	36,716,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$5,691	$4,369	$8,775	$(5,321)

Other comprehensive (loss) income:
Unrealized (loss) gain on cash flow hedges, net of tax (benefit) provision of ($516), $533, ($2,916), and $541, respectively	$(1,641)	$1,738	$(9,265)	$1,762
Unrealized gain (loss) on defined benefit plan, net of tax provision (benefit) of $2, $0, $6, and ($105), respectively	7	26	19	(240)
Total other comprehensive (loss) income	(1,634)	1,764	(9,246)	1,522
Comprehensive income (loss)	$4,057	$6,133	$(471)	$(3,799)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2019

(dollars and share amounts in thousands)

(Unaudited)

	Common Shares, Balance	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2018	36,921	$371	$343,955	$(4,531)	$(361,023)	$(696)	$(21,924)
Cumulative effect of a change in accounting for leases (Note A)	—	—	—	—	1,561	—	1,561
Balance, January 1, 2019	36,921	371	343,955	(4,531)	(359,462)	(696)	(20,363)
Net loss	—	—	—	—	(6,951)	—	(6,951)
Shares based compensation expense	—	—	3,265	—	—	—	3,265
Issuance of common stock upon vesting of restricted stock units	350	3	(3)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(3,626)	—	—	—	(3,626)
Total other comprehensive loss	—	—	—	(2,930)	—	—	(2,930)
Balance, March 31, 2019	37,271	$374	$343,591	$(7,461)	$(366,413)	$(696)	$(30,605)
Net income	—	—	—	—	10,035	—	10,035
Shares based compensation expense	—	—	3,450	—	—	—	3,450
Issuance of common stock upon vesting of restricted stock units	64	1	(1)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(28)	—	—	—	(28)
Total other comprehensive loss	—	—	—	(4,682)	—	—	(4,682)
Balance, June 30, 2019	37,335	$375	$347,012	$(12,143)	$(356,378)	$(696)	$(21,830)
Net income	—	—	—	—	5,691	—	5,691
Shares based compensation expense	—	—	3,374	—	—	—	3,374
Issuance in connection with the exercise of stock options	20	—	249	—	—	—	249
Issuance of common stock upon vesting of restricted stock units	7	—	—	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(56)	—	—	—	(56)
Total other comprehensive loss	—	—	—	(1,634)	—	—	(1,634)
Balance, September 30, 2019	37,362	$375	$350,579	$(13,777)	$(350,687)	$(696)	$(14,206)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2018

(dollars and share amounts in thousands)

(Unaudited)

	Common Shares, Balance	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2017	36,372	$365	$333,738	$(1,686)	$(359,772)	$(696)	$(28,051)
Cumulative effect of a change in accounting for revenue recognition	—	—	—	—	(759)	—	(759)
Balance, January 1, 2018	36,372	365	333,738	(1,686)	(360,531)	(696)	(28,810)
Net loss	—	—	—	—	(22,618)	—	(22,618)
Shares based compensation expense	—	—	2,585	—	—	—	2,585
Issuance of common stock upon vesting of restricted stock units	372	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(2,150)	—	—	—	(2,150)
Total other comprehensive loss	—	—	—	(2,582)	—	—	(2,582)
Balance, March 31, 2018	36,744	$369	$334,169	$(4,268)	$(383,149)	$(696)	$(53,575)
Net income	—	—	—	—	12,928	—	12,928
Shares based compensation expense	—	—	3,320	—	—	—	3,320
Issuance of common stock upon vesting of restricted stock units	106	1	(1)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(313)	—	—	—	(313)
Total other comprehensive income	—	—	—	2,340	—	—	2,340
Balance, June 30, 2018	36,850	$370	$337,175	$(1,928)	$(370,221)	$(696)	$(35,300)
Net income	—	—	—	—	4,369	—	4,369
Shares based compensation expense	—	—	3,668	—	—	—	3,668
Issuance of common stock upon vesting of restricted stock units	18	—	—	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(105)	—	—	—	(105)
Total other comprehensive income	—	—	—	1,764	—	—	1,764
Balance, September 30, 2018	36,868	$370	$340,738	$(164)	$(365,852)	$(696)	$(25,604)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows provided by operating activities:
Net income (loss)	$8,775	$(5,321)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,906	27,552
Amortization of right-of-use assets	27,657	—
Provision (benefit) for doubtful accounts	284	(578)
Stock-based compensation expense	10,089	9,573
Deferred income taxes	(723)	(4,114)
Amortization of debt discounts and issuance costs	1,202	2,453
Loss on extinguishment of debt	—	16,998
Gain on sale and disposal of fixed assets	(1,200)	(2,537)
Changes in operating assets and liabilities (Note T)	(53,045)	(6,867)
Net cash provided by operating activities	19,945	37,159
Cash flows used in investing activities
Purchase of property, plant, and equipment	(20,262)	(16,435)
Purchase of therapeutic program equipment leased to third parties under operating leases	(5,165)	(6,390)
Acquisitions, net of cash acquired	(31,585)	—
Purchase of company-owned life insurance investment	—	(598)
Proceeds from sale of property, plant and equipment	2,181	3,583
Net cash used in investing activities	(54,831)	(19,840)
Cash flows (used in) provided by financing activities
Borrowings under term loan, net of discount	—	501,467
Repayment of term loan	(3,788)	(434,400)
Borrowings under revolving credit agreement	—	3,000
Repayments under revolving credit agreement	—	(8,000)
Payment of employee taxes on stock-based compensation	(3,710)	(2,568)
Payment on seller notes	(2,688)	(2,116)
Payment of financing lease obligations	(344)	(942)
Payment of debt issuance costs	—	(6,757)
Payment of debt extinguishment costs	—	(8,436)
Proceeds from exercise of options	249	—
Net cash (used in) provided by financing activities	(10,281)	41,248
(Decrease) increase in cash, cash equivalents, and restricted cash	(45,167)	58,567
Cash, cash equivalents, and restricted cash, at beginning of period	95,114	4,779
Cash, cash equivalents, and restricted cash, at end of period	$49,947	$63,346

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, at beginning of period	$95,114	$1,508
Restricted cash, at beginning of period	—	3,271
Cash, cash equivalents, and restricted cash, at beginning of period	$95,114	$4,779

Cash and cash equivalents, at end of period	$49,947	$61,035
Restricted cash, at end of period	—	2,311
Cash, cash equivalents, and restricted cash, at end of period	$49,947	$63,346

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

Recently Adopted Accounting Pronouncements

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

The most significant impact of the new lease standard was to the balance sheet, where values were added for real estate operating leases, which increased both assets and liabilities.  The capital leases associated with equipment were already reflected on our balance sheet and did not add any incremental assets or liabilities under the new lease standard.  The adoption of the new lease standard did not have an impact on our compliance with existing debt covenants because the impact of changes in accounting standards is excluded from debt covenant calculations.  The impact of applying the new lease standard to our results of operations and cash flows is not significant.

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
Shareholders’ deficit
Accumulated deficit	(361,023)	1,561	(359,462)
Total shareholders’ deficit	(21,924)	1,561	(20,363)
Total liabilities and shareholders’ deficit	$703,010	$89,288	$792,298

Cloud Computing Arrangements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  Effective July 1, 2019, we elected to early adopt the requirements of the standard on a prospective basis.  As of September 30, 2019, we capitalized $0.3 million of implementation costs for cloud computing arrangements, net of accumulated amortization, which is recorded in other current assets and other assets in the condensed consolidated balance sheet.

Recent Accounting Pronouncements, Not Yet Adopted

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

Note B — Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units, and performance-based units calculated using the treasury stock method.  Total anti-dilutive shares excluded from diluted earnings per share were 10 and zero for the three and nine months ended September 30, 2019, and zero and 48,502 for the three and nine months ended September 30, 2018.

Our credit agreement restricts the payment of dividends or other distributions to our shareholders with respect to Hanger, Inc., or any of its subsidiaries.

The reconciliation of the numerators and denominators used to calculate basic and diluted net loss per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands except per share data)	2019	2018	2019	2018
Net income (loss)	$5,691	$4,369	$8,775	$(5,321)

Weighted average shares outstanding - basic	37,349	36,857	37,218	36,717
Effect of potentially dilutive restricted stock units and options (1)	638	700	704	—
Weighted average shares outstanding - diluted	37,987	37,557	37,922	36,717

Basic income (loss) per share	$0.15	$0.12	$0.24	$(0.14)

Diluted income (loss) per share	$0.15	$0.12	$0.23	$(0.14)

(1) In accordance with ASC 260 - Earnings Per Share, during periods of a net loss, shares used to compute diluted per share amounts exclude potentially dilutive shares related to unvested restricted stock units and unexercised options.  For the nine months ended September 30, 2018, potentially dilutive shares of 680,444 were excluded.

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

The following table disaggregates revenue from contracts with customers in our Patient Care segment for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Patient Care Segment
Medicare	$72,879	$69,724	$206,295	$197,461
Medicaid	36,140	33,597	103,631	96,993
Commercial Insurance/ Managed Care (excluding Medicare and Medicaid Managed Care)	83,384	78,333	232,410	226,761
Veterans Administration	23,816	19,317	64,635	56,873
Private Pay	14,712	13,109	45,729	42,657
Total	$230,931	$214,080	$652,700	$620,745

The impact to revenue related to prior period performance obligations was not material for the three and nine months ended September 30, 2019.

Products & Services Segment

Revenue in our Products & Services segment is derived from the distribution of O&P components and the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.

The following table disaggregates revenue from contracts with customers in our Product & Services segment for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$36,653	$34,666	$107,510	$100,700
Therapeutic solutions	12,054	14,200	36,945	42,462
Total	$48,707	$48,866	$144,455	$143,162

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

An allowance for doubtful accounts is also recorded for our Products & Services segment which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.”  Accounts receivable, net as of September 30, 2019 and December 31, 2018 is comprised of the following:

	As of September 30, 2019			As of December 31, 2018
(in thousands)	Patient Care	Products & Services	Consolidated	Patient Care	Products & Services	Consolidated
Accounts receivable, before allowances	$185,659	$27,381	$213,040	$182,338	$24,542	$206,880
Allowances for estimated implicit price concessions arising from:
Payor disallowances	(56,564)	—	(56,564)	(53,378)	—	(53,378)
Patient non-payments	(8,820)	—	(8,820)	(7,244)	—	(7,244)
Accounts receivable, gross	120,275	27,381	147,656	121,716	24,542	146,258
Allowance for doubtful accounts	—	(2,278)	(2,278)	—	(2,272)	(2,272)
Accounts receivable, net	$120,275	$25,103	$145,378	$121,716	$22,270	$143,986

Note E — Inventories

Our inventories are comprised of the following:

	As of September 30,	As of December 31,
(in thousands)	2019	2018
Raw materials	$20,908	$19,632
Work in process	14,287	9,278
Finished goods	40,498	38,780
Total inventories	$75,693	$67,690

Note F — Property, Plant and Equipment, Net

Property, plant and equipment, net were comprised of the following:

	As of September 30,	As of December 31,
(in thousands)	2019	2018
Land	$634	$644
Buildings (1)	4,046	24,558
Furniture and fixtures	13,332	13,121
Machinery and equipment	26,603	27,452
Equipment leased to third parties under operating leases	29,943	30,093
Leasehold improvements	129,029	111,247
Computers and software	74,897	69,173
Total property, plant and equipment, gross	278,484	276,288
Less: accumulated depreciation	(193,994)	(186,799)
Total property, plant and equipment, net	$84,490	$89,489

(1) As discussed in Note A - “Organization and Summary of Significant Accounting Policies”, the new lease standard resulted in the removal of assets associated with build-to-suit leases.

Total depreciation expense was approximately $7.8 million and $23.0 million for the three and nine months ended September 30, 2019 and $7.5 million and $22.3 million for the three and nine months ended September 30, 2018.

Note G — Acquisitions

2019 Acquisition Activity

During 2019, we completed the following acquisitions of O&P clinics, none of which were individually material to our financial position, results of operations, or cash flows.  Each acquisition is intended to expand our continuum of patient care through the acquisitions of high quality O&P providers in new geographic markets.

•                  In January 2019, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $32.8 million, of which $27.7 million was cash consideration, net of cash acquired, $4.4 million was issued in the form of notes to shareholders at fair value, and $0.7 million in additional consideration.

•                  In May 2019, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $0.5 million, of which $0.2 million was cash consideration, net of cash acquired, and $0.3 million was issued in the form of notes to shareholders at fair value.

•                  In July 2019, we completed the acquisition of two O&P businesses for total consideration of $3.3 million, of which $3.0 million was cash consideration, net of cash acquired, and $0.3 million was issued in the form of notes to shareholders at fair value.

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

Acquisition-related costs for the transactions completed above for the three and nine months ended September 30, 2019 were $0.3 million and $0.8 million, respectively, and are included in general and administrative expenses in our consolidated statement of operations.

We have not presented pro forma combined results for these acquisitions because the impact on previously reported statements of operations would not have been material individually and in the aggregate.

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

The aggregate purchase price of these acquisitions was allocated on a preliminary basis as follows:

(in thousands)
Cash paid, net of cash acquired	$30,926
Issuance of seller notes at fair value	5,053
Additional consideration	659
Aggregate purchase price	36,638

Accounts receivable, net	3,630
Inventories	1,693
Customer relationships (Weighted average useful life of 4.9 years)	5,791
Non-compete agreements (Weighted average useful life of 4.9 years)	349
Other assets	(2,687)
Net assets acquired	8,776
Goodwill	$27,862

Right-of-use assets and lease liabilities related to operating leases recognized in connection with acquisitions completed during the three and nine month periods ending September 30, 2019 were $0.6 million and $2.0 million, respectively.

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

Note H — Goodwill and Other Intangible Assets

We assess goodwill and indefinite-lived intangible assets for impairment annually as of October 1st, and between annual tests if an event occurs, or circumstances change, that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

The following table summarizes the activity in goodwill for the periods indicated:

	For the Nine Months Ended September 30, 2019
	Patient Care			Products & Services			Consolidated
(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
As of December 31, 2018	$627,410	$(428,668)	198,742	$139,299	$(139,299)	—	$766,709	$(567,967)	198,742
Additions from acquisitions	30,112	—	30,112	—	—	—	30,112	—	30,112
Measurement period adjustments (1)	(2,506)	—	(2,506)	—	—	—	(2,506)	—	(2,506)
As of September 30, 2019	$655,016	$(428,668)	$226,348	$139,299	$(139,299)	$—	$794,315	$(567,967)	$226,348

(1) Measurement period adjustments relate to 2019 and 2018 acquisitions of approximately $2.2 million and $0.3 million, respectively, and are primarily attributable to adjustments to the preliminary allocations of customer relationship intangibles.

	For the Year Ended December 31, 2018
	Patient Care			Products & Services			Consolidated
(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
As of December 31, 2017	$625,011	$(428,668)	$196,343	$139,299	$(139,299)	$—	$764,310	$(567,967)	$196,343
Additions from acquisitions	2,399	—	2,399	—	—	—	2,399	—	2,399
As of December 31, 2018	$627,410	$(428,668)	$198,742	$139,299	$(139,299)	$—	$766,709	$(567,967)	$198,742

The balances related to intangible assets as of September 30, 2019 and December 31, 2018 are as follows:

	As of September 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$31,525	$(21,622)	$—	$9,903
Trade name	255	(145)	—	110
Patents and other intangibles	9,238	(5,383)	—	3,855
Definite-lived intangible assets	41,018	(27,150)	—	13,868
Indefinite-lived trade names	9,070	—	(4,953)	4,117
Total other intangible assets	$50,088	$(27,150)	$(4,953)	$17,985

	As of December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$26,036	$(19,051)	$—	$6,985
Trade name	255	(125)	—	130
Patents and other intangibles	9,391	(5,145)	—	4,246
Definite-lived intangible assets	35,682	(24,321)	—	11,361
Indefinite-lived trade names	9,070	—	(4,953)	4,117
Total other intangible assets	$44,752	$(24,321)	$(4,953)	$15,478

Total intangible amortization expense was approximately $1.6 million and $3.9 million for the three and nine months ended September 30, 2019 and $1.5 million and $5.3 million for the three and nine months ended September 30, 2018.

Estimated aggregate amortization expense for definite-lived intangible assets for each of the next five years ended December 31st and thereafter is as follows:

(in thousands)
2019 (remainder of the year)	$1,229
2020	4,836
2021	2,252
2022	2,185
2023	2,036
Thereafter	1,330
Total	$13,868

Note I — Other Current Assets and Other Assets

Other current assets consist of the following:

	As of September 30,	As of December 31,
(in thousands)	2019	2018
Non-trade receivables	$6,624	$7,848
Prepaid maintenance	3,471	3,330
Prepaid other	1,509	1,101
Prepaid rent	840	4,442
Prepaid purchase orders	839	998
Prepaid insurance	744	258
Prepaid education and training	379	597
Other	209	157
Total other current assets	$14,615	$18,731

Other assets consist of the following:

	As of September 30,	As of December 31,
(in thousands)	2019	2018
Cash surrender value of company-owned life insurance	$3,132	$2,918
Non-trade receivables	2,116	1,904
Deposits	1,955	1,698
Finance lease right-of-use assets	613	—
Prepaid cloud implementation costs	314	—
Surety bond collateral	—	1,000
Other	407	246
Total other assets	$8,537	$7,766

Note J — Accrued Expenses and Other Current Liabilities and Other Liabilities

Accrued expenses and other current liabilities consist of:

	As of September 30,	As of December 31,
(in thousands)	2019	2018
Patient prepayments, deposits, and refunds payable	$25,979	$24,563
Accrued sales taxes and other taxes	8,646	6,810
Insurance and self-insurance accruals	8,234	8,886
Derivative liability	3,413	724
Accrued professional fees	503	3,751
Accrued interest payable	344	332
Other current liabilities	8,789	6,717
Total accrued expenses and other current liabilities	$55,908	$51,783

Other liabilities consist of:

	As of September 30,	As of December 31,
(in thousands)	2019	2018
Supplemental executive retirement plan obligations	$19,370	$20,195
Derivative liability	12,627	3,134
Long-term insurance accruals	8,058	8,713
Unrecognized tax benefits, and related interest and penalties	5,457	5,458
Deferred tenant improvement allowances	—	8,570
Deferred rent	—	4,455
Other	2,339	1,045
Total other liabilities	$47,851	$51,570

Note K — Income Taxes

We recorded a provision for income taxes of $2.6 million and $3.3 million for the three and nine months ended September 30, 2019.  The effective tax rate was 31.2% and 27.1% for the three and nine months ended September 30, 2019.  We recorded a provision for income tax of $2.4 million and a benefit from income tax of $3.8 million for the three and nine months ended September 30, 2018.  The effective rate was 35.8% and 42.0% for the three and nine months ended September 30, 2018.

The decrease in the effective tax rate for the three months ended September 30, 2019 compared with the three months ended September 30, 2018 is primarily attributable to an increased estimated annual income and an increase in pre-tax book income for the three months ended September 30, 2019.  Our effective tax rate for the three months ended September 30, 2019 and September 30, 2018 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses.

The decrease in the effective tax rate for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 is primarily attributable to an increased estimated annual income, an increase in pre-tax book income for the nine months ended September 30, 2019, and the windfall from stock-based compensation during the period.  Our effective tax rate for the nine months ended September 30, 2019 and September 30, 2018 differed from the federal statutory tax rate of 21% primarily due to the windfall and shortfall from stock-based compensation expense in the respective periods, as well as non-deductible expenses.

Note L — Leases

The information pertaining to leases on the condensed consolidated balance sheet is as follows:

(in thousands)	Classification	As of September 30, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$109,838
Finance lease right-of-use assets	Other assets	613
Total lease assets		$110,451
Liabilities
Current
Operating	Current portion of operating lease liabilities	$32,437
Finance	Current portion of long-term debt	261
Noncurrent
Operating	Operating lease liabilities	88,719
Finance	Long-term debt, less current portion	365
Total lease liabilities		$121,782

The components of lease cost recognized in the condensed consolidated statement of operations are as follows:

(in thousands)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease cost	$11,238	$32,868
Finance lease cost
Amortization of right-of-use assets	75	225
Interest on lease liabilities	6	18
Sublease income	(117)	(196)
Short-term lease cost	46	460
Variable lease cost	1,551	4,581
Total lease cost	$12,799	$37,956

Future minimum rental payments, by year and in the aggregate, under operating and financing obligations with terms of one year or more at September 30, 2019 are as follows:

(in thousands)	Finance Leases	Operating Leases	Total Leases
2019 (remainder of year)	$77	$5,900	$5,977
2020	263	41,500	41,763
2021	191	32,093	32,284
2022	106	24,128	24,234
2023	26	16,181	16,207
2024	—	8,963	8,963
Thereafter	—	7,271	7,271
Total future minimum lease payments	663	136,036	136,699
Imputed interest	(37)	(14,880)	(14,917)
Total	$626	$121,156	$121,782

The lease term and discount rates are as follows:

September 30, 2019
Weighted average remaining lease term (years)
Operating leases	4.01
Finance leases	2.70
Weighted average discount rate
Operating leases	5.45%
Finance leases	4.22%

Supplemental cash flow information related to leases is as follows:

(in thousands)	For the Nine Months Ended September 30, 2019
Cash flows for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,523
Operating cash flows from finance leases	18
Financing cash flows from finance leases	233
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	34,355
Finance leases	282

Future minimum rental payments, by year and in the aggregate, under operating and financing obligations as of December 31, 2018 are as follows:

(in thousands)	Operating Leases	Capital Leases
2019	$39,378	$249
2020	29,641	175
2021	21,303	109
2022	14,479	28
2023	9,193	—
Thereafter	10,008	—
	$124,002	$561

In August 2019, we entered into a lease agreement for a distribution facility in Georgia.  The commencement date of the lease is expected to be in April 2020.  The initial term of the lease is 127 months, with the option to extend the lease for up to two consecutive 60-month terms.  The lease provides for annual base rent of approximately $1.0 million in the first year after a seven-month rent-free period following the lease commencement date, with subsequent annual increases of approximately 2%.  In connection with the lease, the landlord has provided a tenant improvement allowance of $2.2 million to build-out certain improvements to the distribution facility.

Note M — Debt and Other Obligations

Debt consists of the following:

	As of September 30,	As of December 31,
(in thousands)	2019	2018
Debt:
Term Loan B	$497,425	$501,213
Seller notes	7,138	4,506
Financing leases and other	1,192	14,361
Total debt before unamortized discount and debt issuance costs	505,755	520,080
Unamortized discount and debt issuance costs, net	(8,516)	(9,407)
Total debt	$497,239	$510,673

Current portion of long-term debt:
Term Loan B	$5,050	$5,050
Seller notes	3,152	2,513
Financing leases and other	417	1,020
Total current portion of long-term debt	8,619	8,583
Long-term debt:	$488,620	$502,090

Refinancing of Credit Agreement and Term B Borrowings

On March 6, 2018, we entered into a $605.0 million Senior Credit Facility (the “Credit Agreement”).  The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025.  Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.2 million as of September 30, 2019.  We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin.  For the three months ended September 30, 2019, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 5.7%.  We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note O - “Derivative Financial Instruments.”

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

The Credit Agreement contains various restrictions and covenants, including: i) requirements that we maintain certain financial ratios at prescribed levels, ii) a prohibition on payment of dividends and other distributions and iii) restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions outside the healthcare industry.  The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement: (i) a maximum consolidated first lien net leverage ratio (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) of 5.00 to 1.00 for the fiscal quarters ended December 31, 2018 and March 31, 2019; 4.75 to 1.00 for the fiscal quarters ended June 30, 2019 through March 31, 2020; 4.50 to 1.00 for the fiscal quarters ended June 30, 2020 through March 31, 2021; 4.25 to 1.00 for the fiscal quarters ended June 30, 2021 through March 31, 2022; and 3.75 to 1.00 for the fiscal quarter ended June 30, 2022 and the last day of each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter.  We were in compliance with all covenants at September 30, 2019.

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

Seller Notes

We typically issue subordinated promissory notes (“Seller Notes”) as a part of the consideration transferred when making acquisitions.  The Seller Notes are unsecured and are presented net of unamortized discount of $0.3 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively.  We measure these instruments at their estimated fair values as of the respective acquisition dates.  The stated interest rates on these instruments range from 2.00% to 3.00%.  Principal and interest are payable in quarterly or annual installments and mature through July 2024.

Scheduled maturities of debt at September 30, 2019 were as follows:

(in thousands)
2019 (remainder of year)	$2,318
2020	8,428
2021	7,372
2022	6,032
2023	5,489
Thereafter	476,116
Total debt before unamortized discount and debt issuance costs, net	505,755
Unamortized discount and debt issuance costs, net	(8,516)
Total debt	$497,239

Note N — Fair Value Measurements

Financial Instruments

In March 2018, we refinanced our credit facilities with the Credit Agreement.  The carrying value (excluding unamortized discounts and debt issuance costs of $8.5 million) of our outstanding term loan as of September 30, 2019 approximates the fair value at $497.4 million.  The carrying value of our outstanding term loan as of December 31, 2018 (excluding unamortized discounts and debt issuance costs of $9.4 million) was $501.2 million compared to its fair value of $491.2 million.  Our estimates of fair value are based on a discounted cash flow model and indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

As of September 30, 2019 and December 31, 2018, we had no amounts outstanding on our revolving credit facility.

In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024.  The notional value outstanding as of September 30, 2019 was $312.5 million.  The interest rate swap agreements are designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement.  See Note M - “Debt” and Note O - “Derivative Financial Instruments” for further information.

The carrying value of our Seller Notes as of September 30, 2019 and December 31, 2018 was $7.1 million and $4.5 million, respectively.  We believe that the carrying value of the Seller Notes approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

As of September 30, 2019, our swaps had a notional value outstanding of $312.5 million.  As of December 31, 2018, our swaps had a notional value outstanding of $325.0 million.

Change in Net Loss on Cash Flow Hedges Including Accumulated Other Comprehensive Loss

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the three months ended September 30, 2019 and September 30, 2018:

(in thousands)	Cash Flow Hedges
Balance as of June 30, 2019	$(10,560)
Unrealized loss recognized in other comprehensive (loss) income, net of tax	(2,060)
Reclassification to interest expense, net	419
Balance as of September 30, 2019	$(12,201)

Balance as of June 30, 2018	$24
Unrealized gain recognized in other comprehensive (loss) income, net of tax	1,171
Reclassification to interest expense, net	567
Balance as of September 30, 2018	$1,762

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the nine months ended September 30, 2019 and September 30, 2018:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2018	$(2,936)
Unrealized loss recognized in other comprehensive (loss) income, net of tax	(10,135)
Reclassification to interest expense, net	870
Balance as of September 30, 2019	$(12,201)

Balance as of December 31, 2017	$—
Unrealized gain recognized in other comprehensive (loss) income, net of tax	251
Reclassification to interest expense, net	1,511
Balance as of September 30, 2018	$1,762

The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019		As of December 31, 2018
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	$—	$3,413	$—	$724
Other liabilities	—	12,627	—	3,134

Note P — Stock-Based Compensation

On May 17, 2019, the shareholders approved the Hanger, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”).  The 2019 Plan authorizes the issuance of (a) up to 2,025,000 shares of Common Stock, plus (b) 243,611 shares available for issuance under the Hanger, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”).

Upon approval of the 2019 Plan, the 2016 Plan was no longer available for future awards.

As of September 30, 2019, there were 1,904,747 unvested restricted stock awards outstanding.  This was comprised of 1,201,476 employee service-based awards with a weighted average grant date fair value of $15.77 per share, 647,519 employee performance-based awards with a weighted average grant date fair value of $17.90 per share, and 55,752 director service-based awards with a weighted average grant date value of $20.10 per share.  As of September 30, 2019, there were 662,322 outstanding options not-yet exercisable with a weighted average exercise price of $12.77 and average remaining contractual term of 7.6 years.

We recognized a total of approximately $3.4 million and $10.1 million of stock-based compensation expense for the three and nine months ended September 30, 2019, respectively, and a total of approximately $3.7 million and $9.6 million for the three and nine months ended September 30, 2018, respectively.  Stock compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.

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

We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.  The change in net benefit cost and obligation during the three and nine months ended September 30, 2019 and 2018 is as follows:

Change in Benefit Obligation:

(in thousands)	2019	2018
Benefit obligation as of June 30	$17,535	$19,388
Service cost	84	92
Interest cost	164	150
Payments	(12)	(13)
Benefit obligation as of September 30	$17,771	$19,617

Benefit obligation as of December 31, 2018 and 2017, respectively	$18,927	$20,793
Service cost	251	275
Interest cost	494	450
Payments	(1,901)	(1,901)
Benefit obligation as of September 30	$17,771	$19,617

Amounts Recognized in the Condensed Consolidated Balance Sheets:

	As of September 30,	As of December 31,
(in thousands)	2019	2018
Accrued expenses and other current liabilities	$1,913	$1,913
Other liabilities	15,858	17,014
Total accrued liabilities	$17,771	$18,927

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

As of September 30, 2019 and December 31, 2018, the estimated accumulated obligation benefit is $3.5 million and $3.0 million, respectively, of which $3.0 million and $2.4 million is funded and $0.5 million and $0.6 million is unfunded at September 30, 2019 and December 31, 2018, respectively.

In connection with the DC SERP benefit obligation, we maintain a company-owned life insurance policy (“COLI”).  The carrying value of the COLI is measured at its cash surrender value and is presented within other assets in our consolidated balance sheets.  See Note I - “Other Current Assets and Other Assets” for additional information.

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

On January 26, 2017, the court granted the defendants’ motions to dismiss for failure to state a claim upon which relief can be granted and dismissed with prejudice all claims against all defendants.  On February 24, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  On August 6, 2018, the Court of Appeals affirmed in part and reversed in part.  On August 20, 2018, Hanger, Inc. and the remaining individual defendant filed a petition for panel rehearing and a petition for rehearing en banc with the Court of Appeals.  On April 10, 2019, the Court of Appeals granted the petition for panel rehearing, withdrew its previous panel decision, and substituted a new panel decision in its place that affirmed the District Court’s dismissal with prejudice of all claims against all the defendants for failure to state a claim.  Plaintiffs did not petition the Court of Appeals for a panel rehearing or a rehearing en banc, and did not file a writ of certiorari with the United States Supreme Court.  Therefore, the April 10, 2019 Court of Appeals ruling affirming the dismissal of all claims with prejudice against all defendants is now final.

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

The plaintiffs subsequently subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, took the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel filed a motion to compel the Special Committee’s counsel to produce the full report.  We opposed the motion.  On July 20, 2018, the Travis County Court ruled that only a redacted version of the report is discoverable, and counsel for the Special Committee provided a redacted version of the report to plaintiffs’ counsel.  Plaintiffs objected to the redacted version of the report, and on February 4, 2019, the Travis County Court appointed a Special Master to review plaintiffs’ objections to the redacted report.  On March 22, 2019, the Special Master submitted a report to the Travis County Court recommending that the court order that the entire Special Committee report be produced.  On April 2, 2019 we filed an objection to the Special Master’s report and recommendation, and requested a hearing on the matter.  On June 25, 2019, the Travis County Court rejected the recommendation of the Special Master, and instead ordered that only a limited additional portion of the Special Committee report should be made available to plaintiffs.  On July 10, 2019, the updated redacted Special Committee report was provided to plaintiffs through their counsel.

In late October 2019, a non-binding agreement in principle was reached by the parties to settle the consolidated derivative action, subject to finalization and execution of a definitive settlement agreement by the parties, and subsequent final approval of the settlement by the Travis County Court.  The amount of any payment to be made by Hanger pursuant to the non-binding agreement in principle is expected to be covered under our directors & officers insurance.

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

	Patient Care		Products & Services
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net revenues
Third party	$230,931	$214,080	$48,707	$48,866
Intersegments	—	—	53,670	48,945
Total net revenues	230,931	214,080	102,377	97,811
Material costs
Third party suppliers	65,055	58,395	26,979	26,410
Intersegments	6,284	6,300	47,386	42,645
Total material costs	71,339	64,695	74,365	69,055
Personnel expenses	81,274	77,806	13,320	13,047
Other expenses	37,245	34,426	6,858	6,306
Depreciation & amortization	4,943	4,651	2,723	2,564
Segment income from operations	$36,130	$32,502	$5,111	$6,839

	Patient Care		Products & Services
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net revenues
Third party	$652,700	$620,745	$144,455	$143,162
Intersegments	—	—	150,245	141,302
Total net revenues	652,700	620,745	294,700	284,464
Material costs
Third party suppliers	181,358	170,559	80,452	77,118
Intersegments	18,268	17,944	131,977	123,358
Total material costs	199,626	188,503	212,429	200,476
Personnel expenses	233,402	228,211	39,393	38,304
Other expenses	112,014	104,869	20,883	17,944
Depreciation & amortization	13,997	14,547	7,862	7,569
Segment income from operations	$93,661	$84,615	$14,133	$20,171

A reconciliation of the total of the reportable segments’ income from operations to consolidated net income (loss) is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Income from operations
Patient Care	$36,130	$32,502	$93,661	$84,615
Products & Services	5,111	6,839	14,133	20,171
Corporate & other	(23,838)	(23,417)	(69,267)	(67,910)
Income from operations	17,403	15,924	38,527	36,876
Interest expense, net	8,954	8,939	25,973	28,519
Loss on extinguishment of debt	—	—	—	16,998
Non-service defined benefit plan expense	173	176	519	528
Income (loss) before income taxes	8,276	6,809	12,035	(9,169)
Provision (benefit) for income taxes	2,585	2,440	3,260	(3,848)
Net income (loss)	$5,691	$4,369	$8,775	$(5,321)

A reconciliation of the reportable segment net revenues to consolidated net revenues is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net revenues
Patient Care	$230,931	$214,080	$652,700	$620,745
Products & Services	102,377	97,811	294,700	284,464
Corporate & other	—	—	—	—
Consolidating adjustments	(53,670)	(48,945)	(150,245)	(141,302)
Consolidated net revenues	$279,638	$262,946	$797,155	$763,907

A reconciliation of the reportable segment material costs to consolidated material costs is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Material costs
Patient Care	$71,339	$64,695	$199,626	$188,503
Products & Services	74,365	69,055	212,429	200,476
Corporate & other	—	—	—	—
Consolidating adjustments	(53,670)	(48,945)	(150,245)	(141,302)
Consolidated material costs	$92,034	$84,805	$261,810	$247,677

Note T — Supplemental Cash Flow Information

Changes in operating assets and liabilities on cash flows from operating activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Accounts receivable, net	$1,914	$14,464
Inventories	(6,310)	(3,463)
Other current assets and other assets	(1,769)	1,770
Income taxes	2,613	11,356
Accounts payable	(1,751)	5,680
Accrued expenses and other current liabilities	(2,144)	(13,061)
Accrued compensation related costs	(15,583)	(20,650)
Other liabilities	(1,736)	(2,963)
Operating lease liabilities	(28,279)	—
Changes in operating assets and liabilities on cash flows from operating activities	$(53,045)	$(6,867)

The supplemental disclosure requirements for the statements of cash flows are as follows:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Issuance of seller notes in connection with acquisitions	$5,053	$—
Purchase of property, plant and equipment in accounts payable at period end	3,492	2,419
Purchase of property, plant and equipment through vendor financing	2,200	—
Additions to property, plant and equipment acquired through financing obligations	—	1,509
Retirements of financed property, plant and equipment and related obligations	—	3,558

Note U — Subsequent Events

In October 2019, we completed the acquisition of one O&P business for a total purchase price of $8.1 million, of which $5.1 million was cash consideration and $3.0 million was issued in the form of an unsecured note to the seller.  The note is payable in annual installments over a period of five years.  Due to the proximity of the completion of the acquisitions to the filing of this Form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets purchased and liabilities assumed in the transactions.

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

			Balance to be Paid
For the Three Months Ended	Expensed	Paid	in Future Periods
March 31, 2018	3,700	(7,755)	6,230
June 30, 2018	2,940	(5,938)	3,232
September 30, 2018	2,230	(2,297)	3,165
December 31, 2018	3,591	(3,561)	3,195
March 31, 2019	1,649	(2,621)	2,223
June 30, 2019	1,745	(2,016)	1,952
September 30, 2019	2,136	(2,168)	1,920

We currently estimate that during 2019, we will expend a total of approximately $8.0 million in excess professional fees.  We expect to continue to incur professional fees as we focus on the remediation of our continuing material weaknesses in internal controls over financial reporting.  Due to the ongoing material weaknesses in our controls over financial reporting, we currently undertake additional substantive procedures to test and verify financial statement amounts in connection with the preparation of our financial statements.

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 695 patient care clinics and 106 satellite locations in 46 states and the District of Columbia as of September 30, 2019.  We also provide payor network contracting services to other O&P providers through this segment.

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

For the three and nine months ended September 30, 2019, our net revenues were $279.6 million and $797.2 million, respectively, and we recorded net income of $5.7 million and $8.8 million, respectively.  For the three and nine months ended September 30, 2018, our net revenues were $262.9 million and $763.9 million, respectively, and we recorded net income of $4.4 million and a net loss of $5.3 million, respectively.

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

We, and the O&P industry in general, are subject to various Medicare compliance audits, including Recovery Audit Contractor (“RAC”) audits, Comprehensive Error Rate Testing (“CERT”) audits, Targeted Probe and Educate (“TPE”) audits, Zone Program Integrity Contractor (“ZPIC”) audits, and Supplemental Medical Review Contractor (“SMRC”) audits.  TPE audits are generally pre-payment audits, while RAC, CERT, ZPIC, and SMRC audits are generally post-payment audits.  TPE audits replaced the previous Medicare Administrative Contractor audits.  Adverse post-payment audit determinations generally require Hanger to reimburse Medicare for payments previously made, while adverse pre-payment audit determinations generally result in the denial of payment.  In either case, we can request a redetermination or appeal, if we believe the adverse determination is unwarranted, which can take an extensive period of time to resolve, currently up to six years or more.

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

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the U.S. Department of Veterans Affairs.  Patient Care constituted 82.6% and 81.9% of our net revenue for the three and nine months ended September 30, 2019 and 81.4% and 81.3% for the three and nine months ended September 30, 2018.  Our remaining net revenue was provided by our Products & Services segment which derives its net revenue from commercial transactions with independent O&P providers, healthcare facilities, and other customers.  In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

The following is a summary of our net revenue by payor mix for the Patient Care segment expressed as a percentage of net revenues for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Patient Care Segment
Medicare	31.6%	32.6%	31.6%	31.8%
Medicaid	15.6%	15.7%	15.9%	15.6%
Commercial Insurance/ Managed Care (excluding Medicare and Medicaid Managed Care)	36.1%	36.6%	35.6%	36.5%
Veterans Administration	10.3%	9.0%	9.9%	9.2%
Private Pay	6.4%	6.1%	7.0%	6.9%
Total	100.0%	100.0%	100.0%	100.0%

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

Disallowed revenue is considered an adjustment to the transaction price.  Estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are presented as a reduction of net revenue.  These amounts recorded in net revenues within the Patient Care segment for the three and nine months ended September 30, 2019 and 2018 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net revenues	$230,931	$214,080	$652,700	$620,745
Estimated implicit price concessions arising from:
Payor disallowances	11,051	10,584	29,309	29,306
Patient non-payments	3,285	736	7,960	2,937
Adjusted gross revenues	$245,267	$225,400	$689,969	$652,988

Payor disallowances	$11,051	$10,584	$29,309	$29,306
Patient non-payments	3,285	736	7,960	2,937
Payor disallowances and patient non-payments	$14,336	$11,320	$37,269	$32,243

Payor disallowances %	4.5%	4.7%	4.2%	4.5%
Patient non-payments %	1.3%	0.3%	1.2%	0.4%
Percent of adjusted gross revenues	5.8%	5.0%	5.4%	4.9%

Growth Rates and Earnings Effects

Patient Care

During the three and nine month periods ending September 30, 2019, approximately 55% and 54% of our net revenues were derived from the provision of prosthetic devices to our patients.  These devices have a significantly higher relative reimbursement as compared with the orthotic devices and other related prosthetic supplies that we provide patients.  The volume of prosthetic patients we see from one period to the next varies greatly, and this has a significant effect on our relative rate of net revenue growth we experience.  Additionally, with the exception of materials costs and certain incentive compensation amounts, our staffing levels, operating costs, lease costs, depreciation and amortization expenses, and interest costs are essentially fixed in nature.  As a result, increases or decreases in our revenue from one period to the next can have a significant effect on our comparative reported earnings for those periods.

Products & Services

As discussed in our 2018 Form 10-K, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in 2017, several of the larger independent O&P providers we served through the distribution of componentry encountered financial difficulties which resulted in our discontinuing distribution services to them.  Generally, we believe our distribution customers encounter reimbursement pressures similar to those we experience in our own Patient Care services and, depending on their ability to adapt to the increased claims documentation standards that have emerged in our industry, this may either limit the rate of growth of some of our customers, or otherwise affect the rate of growth we experience in our distribution of O&P componentry to independent providers.  During future periods, we currently believe our rate of revenue growth in this segment may decrease as we choose to limit the extent to which we distribute certain low-margin orthotic products.  Additionally, to the extent that we acquire independent O&P providers who are pre-existing customers of our distribution services, our revenue growth in this segment would be adversely affected as we would no longer recognize external revenue from the components we provide them.

Within our Products & Services segment, in addition to our distribution of products, we provide therapeutic equipment and services to patients at SNFs and other healthcare provider locations.  Since 2016, a number of our clients, including several of our larger SNF clients, began to discontinue their use of our therapeutic services.  We believe these discontinuances relate primarily to their overall efforts to reduce the costs they bear for therapy-related services within their facilities.  As a part of those terminations of service, in a number of cases, we elected to sell terminating clients the equipment that we had utilized for their locations.  In 2019, we anticipate a further decline of approximately $7.0 million in revenue from these services associated with customer discontinuances.  Within this portion of our business, we have responded to these trends through increases in our marketing programs which convey the value we believe our services provide to patients at SNFs and other adjacent health services provider markets.

Acquisitions

In the three months ending September 2019, we completed the acquisitions of two businesses with four O&P clinics similar to those we operate through our Patient Care segment for an aggregate purchase price of $3.3 million.  The purchase price consisted of $3.0 million cash consideration, net of cash acquired, and $0.3 million of unsecured notes issued to the sellers at fair value.

In the three months ending June 2019, we completed the acquisition of one business with three O&P clinics similar to those we operate through our Patient Care segment for an aggregate purchase price of $0.5 million.  The purchase price consisted of $0.2 million cash consideration, net of cash acquired, and $0.3 million of unsecured notes issued to the sellers at fair value.

In the first three months of 2019, we completed the acquisition of one business with 25 O&P clinics for an aggregate purchase price of $32.8 million.  The purchase price consisted of $27.7 million cash consideration, net of cash acquired, $4.4 million of unsecured notes issued to the sellers at fair value, and $0.7 million in additional consideration.

In the last three months of 2018, we completed the acquisition of two O&P businesses for an aggregate purchase price of $3.1 million.  The purchase price consisted of $2.0 million in cash consideration, net of cash acquired, and $1.1 million was issued in unsecured notes to the seller.  We made no acquisitions in the first nine months of 2018.

Total acquisition-related costs incurred during the three and nine months ended September 30, 2019 were $0.5 million and $1.4 million, respectively, and are included in general and administrative expenses in our consolidated statement of operations.  Acquisition-related costs incurred for acquisitions completed during the three and nine month periods ended September 30, 2019 were $0.3 million and $0.8 million, respectively.

New Systems Implementations

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

During 2019, we have commenced the design, implementation planning, and initial implementation of new financial and supply chain systems, and plan to invest in new servers and software that operate as a part of our technology infrastructure.  During 2019, in connection with our new financial and supply chain systems, for the nine months ended September 30, 2019, we have expensed $2.5 million and we currently anticipate that we will spend $3.8 million for the full year.  We are additionally incurring increased capital expenditures in connection with improvements to our systems’ infrastructure.  In 2020 and 2021, we currently expect to continue to incur operating expense for the financial and supply chain projects of approximately $5.0 million in each year in connection with this implementation, and to incur further significant cash outlays and capital expenditures in connection with our supply chain, financial systems, and technology infrastructure initiatives.  For a further discussion of our current outlook for capital expenditures and systems implementation expenditures, refer to the Financial Condition, Liquidity and Capital Resources section below.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  Effective July 1, 2019, we elected to early adopt the requirements of the standard on a prospective basis.  The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  Under the new standard, certain of the implementation costs of our new financial and supply chain system will be capitalized.  As of September 30, 2019, we capitalized $0.3 million of implementation costs for cloud computing arrangements, net of accumulated amortization, and recorded in other current assets and other assets in the condensed consolidated balance sheet.

Seasonality

We believe our business is affected by the degree to which patients have otherwise met the annual co-payment and deductibles for which they are responsible in their medical plans during the course of the year.  The first quarter is normally our lowest relative net revenue and earnings quarter, followed by the second and third quarters, which are somewhat higher and consistent with one another, and, due to the general fulfillment by patients of their health plan co-payments and deductible requirements towards the year’s end, our fourth quarter is normally our highest revenue producing quarter.

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

Results of Operations

Our results of operations for the three months ended September 30, 2019 and 2018 were as follows (unaudited):

	For the Three Months Ended September 30,		Percent Change
(dollars in thousands)	2019	2018	2019 vs 2018
Net revenues	$279,638	$262,946	6.3%
Material costs	92,034	84,805	8.5%
Personnel costs	94,594	90,853	4.1%
Other operating costs	32,771	30,999	5.7%
General and administrative expenses	29,834	28,308	5.4%
Professional accounting and legal fees	3,629	3,107	16.8%
Depreciation and amortization	9,373	8,950	4.7%
Operating expenses	262,235	247,022	6.2%
Income from operations	17,403	15,924	9.3%
Interest expense, net	8,954	8,939	0.2%
Non-service defined benefit plan expense	173	176	(1.7)%
Income before income taxes	8,276	6,809	21.5%
Provision for income taxes	2,585	2,440	5.9%
Net income	$5,691	$4,369	30.3%

During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Three Months Ended September 30,
	2019	2018
Material costs	32.9%	32.3%
Personnel costs	33.8%	34.6%
Other operating costs	11.7%	11.6%
General and administrative expenses	10.7%	10.8%
Professional accounting and legal fees	1.3%	1.2%
Depreciation and amortization	3.4%	3.4%
Operating expenses	93.8%	93.9%

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Net revenues.  Net revenues for the three months ended September 30, 2019 were $279.6 million, an increase of $16.7 million, or 6.3%, from $262.9 million for the three months ended September 30, 2018.  Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2019	2018	2019 vs 2018	2019 vs 2018
Patient Care	$230,931	$214,080	$16,851	7.9%
Products & Services	48,707	48,866	(159)	(0.3)%
Net revenues	$279,638	$262,946	$16,692	6.3%

Patient Care net revenues for the three months ended September 30, 2019 were $230.9 million, an increase of $16.9 million, or 7.9%, from $214.1 million for the same period in the prior year.  Same clinic revenues increased $7.9 million for the three months ended September 30, 2019 compared to the same period in the prior year, reflecting an increase of 2.1% on a per-day basis.  Net revenues from acquired clinics and consolidations, net of closures, increased $8.5 million, and growth from other services was $0.5 million.

Prosthetics constituted approximately 55% of our total Patient Care revenues for the three months ended September 30, 2019 and 54% for the same period in 2018, excluding the impact of acquisitions.  Prosthetic revenues for the three months ended September 30, 2019 were 4.0% higher, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions.  Orthotics, shoes, inserts, and other products remained generally consistent on a per-day basis with those of the same comparative prior periods, excluding the impact of acquisitions.

Products & Services net revenues for the three months ended September 30, 2019 were $48.7 million, a decrease of $0.2 million, or 0.3% from $48.9 million for the same period in the prior year.  This decrease was comprised of a $2.1 million, or 15.1%, decrease in net revenues from therapeutic solutions as a result of continued net client cancellations, offset by $1.9 million, or 5.7%, growth from the distribution of O&P componentry to independent providers as the result of new products added to the portfolio and an increase in volume.  In future periods, we anticipate moderation of near-term Products & Services segment growth due primarily to a continuation of these therapeutic solutions revenue trends and secondarily due to anticipated declines in the rate of growth of our distribution business.

Material costs.  Material costs for the three months ended September 30, 2019 were $92.0 million, an increase of $7.2 million or 8.5%, from $84.8 million for the same period in the prior year.  Total material costs as a percentage of net revenues increased to 32.9% in the three months ended September 30, 2019 from 32.3% in the three months ended September 30, 2018 primarily due to changes in our Product & Services segment business mix.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2019	2018	2019 vs 2018	2019 vs 2018
Patient Care	$71,339	$64,695	$6,644	10.3%
Products & Services	20,695	20,110	585	2.9%
Material costs	$92,034	$84,805	$7,229	8.5%

Patient Care material costs increased $6.6 million, or 10.3%, for the three months ended September 30, 2019 compared to the same period in the prior year as a result of acquisitions.  Patient Care material costs as a percent of segment net revenues increased to 30.9% for the three months ended September 30, 2019 from 30.2% for the three months ended September 30, 2018.

Products & Services material costs increased $0.6 million, or 2.9%, for the three months ended September 30, 2019 compared to the same period in the prior year.  As a percent of net revenues in the Products & Services segment, material costs were 42.5% for the three months ended September 30, 2019 as compared to 41.2% in the same period of 2018.  The increase in material as a percent of segment net revenues was due to a change in distribution customer and business mix within the segment.

Personnel costs.  Personnel costs for the three months ended September 30, 2019 were $94.6 million, an increase of $3.7 million, or 4.1%, from $90.9 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2019	2018	2019 vs 2018	2019 vs 2018
Patient Care	$81,274	$77,806	$3,468	4.5%
Products & Services	13,320	13,047	273	2.1%
Personnel costs	$94,594	$90,853	$3,741	4.1%

Personnel costs for the Patient Care segment were $81.3 million for the three months ended September 30, 2019, an increase of $3.5 million, or 4.5%, from $77.8 million compared to the same period in the prior year.  The increase in Patient Care personnel costs during the three months ended September 30, 2019 was primarily related to an increase in salary expense of $1.9 million, an increase in benefits of $0.6 million, an increase in bonus and commissions of $0.6 million, and an increase in payroll taxes of $0.4 million when compared to the three months ended September 30, 2018.

Personnel costs in the Products & Services segment were $13.3 million for the three months ended September 30, 2019, an increase of $0.3 million compared to the same period in the prior year.  Salary expense increased $0.5 million and bonuses decreased $0.2 million for the three months ended September 30, 2019 as compared to the same period in the prior year primarily as a result of the transfer of personnel between segments.

Other operating costs.  Other operating costs for the three months ended September 30, 2019 were $32.8 million, an increase of $1.8 million, or 5.7%, from $31.0 million for the same period in the prior year.  Professional fees increased $0.6 million due to investments made in certain revenue cycle management initiatives, rent expense increased $0.5 million from new, renewed, and acquired leases and $0.3 million as a result of the adoption of ASC 842, further described in Note A — “Organization and

Summary of Significant Accounting Policies”, and other expenses increased $0.4 million as compared to the same period in the prior year.

General and administrative expenses.  General and administrative expenses for the three months ended September 30, 2019 were $29.8 million, an increase of $1.5 million, or 5.4%, from the same period in the prior year.  Salary expense increased $0.8 million, personnel-related costs increased $0.3 million, advertising & selling and other expenses increased $0.8 million, and equity-based compensation decreased $0.4 million as compared to the same period in the prior year.

Professional accounting and legal fees.  Professional accounting and legal fees for the three months ended September 30, 2019 were $3.6 million, an increase of $0.5 million, or 16.8%, from $3.1 million for the same period in the prior year primarily attributable to targeted efforts during the third quarter to remediate material weaknesses in our internal controls over financial reporting.

Depreciation and amortization.  Depreciation and amortization for the three months ended September 30, 2019 was $9.4 million, an increase of $0.4 million, or 4.7%, from $9.0 million for the same period in the prior year.  Depreciation expense increased $0.4 million when compared to the prior period as a result of additions to certain fixed assets.

Interest expense, net.  Interest expense for the three months ended September 30, 2019 increased 0.2% to $9.0 million from $8.9 million for the same period in the prior year.

Provision for income taxes.  The provision for income taxes for the three months ended September 30, 2019 was $2.6 million, or 31.2% of income before income taxes, compared to a provision of $2.4 million, or 35.8% of income before income taxes for the three months ended September 30, 2018.  The effective tax rate in 2019 consisted principally of the 21% federal statutory tax rate, the rate impact from state income taxes, the windfall from stock-based compensation, and permanent tax differences.  The increase in the effective tax rate for the three months ended September 30, 2019 compared with the three months ended September 30, 2018 was primarily attributable to an increased estimated annual income and an increase in pre-tax book income for the three months ended September 30, 2019.

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative.  Our most recent operating performance, the scheduled reversal of temporary differences, our forecast of taxable income in future periods, and the availability of prudent tax planning strategies are important considerations in our assessment.  While we recognize our recent earnings history is an example of positive evidence to be considered in our assessment, at this time, management continues to believe it is more-likely-than-not we will not realize a portion of our deferred tax assets due to our consideration of all positive and negative evidence available.  Adjustments to the valuation allowance may be made in future periods if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable.  As of September 30, 2019, our valuation allowance approximated $8.6 million.

Our results of operations for the nine months ended September 30, 2019 and 2018 were as follows (unaudited):

	For the Nine Months Ended September 30,		Percent Change (1)
(dollars in thousands)	2019	2018	2019 vs 2018
Net revenues	$797,155	$763,907	4.4%
Material costs	261,810	247,677	5.7%
Personnel costs	272,795	266,515	2.4%
Other operating costs	100,067	92,631	8.0%
General and administrative expenses	87,474	80,467	8.7%
Professional accounting and legal fees	9,576	12,189	(21.4)%
Depreciation and amortization	26,906	27,552	(2.3)%
Operating expenses	758,628	727,031	4.3%
Income from operations	38,527	36,876	4.5%
Interest expense, net	25,973	28,519	(8.9)%
Loss on extinguishment of debt	—	16,998	(100.0)%
Non-service defined benefit plan expense	519	528	(1.7)%
Income (loss) before income taxes	12,035	(9,169)	NM
Provision (benefit) for income taxes	3,260	(3,848)	NM
Net income (loss)	$8,775	$(5,321)	NM

(1) NM - Not Meaningful

During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Material costs	32.8%	32.4%
Personnel costs	34.2%	34.9%
Other operating costs	12.6%	12.2%
General and administrative expenses	11.0%	10.5%
Professional accounting and legal fees	1.2%	1.6%
Depreciation and amortization	3.4%	3.6%
Operating expenses	95.2%	95.2%

For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Net revenues.  Net revenues for the nine months ended September 30, 2019 were $797.2 million, an increase of $33.3 million, or 4.4%, from $763.9 million for the nine months ended September 30, 2018.  Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Nine Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2019	2018	2019 vs 2018	2019 vs 2018
Patient Care	$652,700	$620,745	$31,955	5.1%
Products & Services	144,455	143,162	1,293	0.9%
Net revenues	$797,155	$763,907	$33,248	4.4%

Patient Care net revenues for the nine months ended September 30, 2019 were $652.7 million, an increase of $32.0 million, or 5.1%, from $620.7 million for the same period in the prior year.  Net revenues from acquired clinics and consolidations, net of closures, increased $19.1 million.  Same clinic revenues increased $11.3 million for the nine months ended September 30, 2019 compared to the same period in the prior year, reflecting an increase in same clinic revenues of 1.8% on a per-day basis.  Patient care revenues from other services contributed to $1.6 million in growth.

Prosthetics constituted approximately 54% of our total Patient Care revenues for the nine months ended September 30, 2019 and 53% for the same period in 2018, excluding the impact of acquisitions.  Prosthetic revenues for the nine months ended September 30, 2019 were 2.7% higher, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions.  Orthotics, shoes, inserts, and other products increased by 0.7% on a per-day basis for the same comparative periods, excluding the impact of acquisitions.

Products & Services net revenues for the nine months ended September 30, 2019 were $144.5 million, an increase of $1.3 million, or 0.9%, from $143.2 million for the same period in the prior year.  This increase was comprised of $6.8 million from the distribution of O&P componentry to independent providers as the result of new products added to the portfolio, and an increase in volume, offset by a $5.5 million decrease in net revenues from therapeutic solutions as a result of continued net client cancellations.  We anticipate moderation of near-term Products & Services segment growth due primarily to a continuation of these therapeutic solutions revenue trends and anticipate a decrease in the rate of growth of our distribution business.

Material costs.  Material costs for the nine months ended September 30, 2019 were $261.8 million, an increase of $14.1 million or 5.7%, from $247.7 million for the same period in the prior year.  Total material costs as a percentage of net revenues increased to 32.8% in the nine months ended September 30, 2019 from 32.4% in the nine months ended September 30, 2018, primarily due to changes in our Product & Services segment business mix.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Nine Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2019	2018	2019 vs 2018	2019 vs 2018
Patient Care	$199,626	$188,503	$11,123	5.9%
Products & Services	62,184	59,174	3,010	5.1%
Material costs	$261,810	$247,677	$14,133	5.7%

Patient Care material costs increased $11.1 million, or 5.9%, for the nine months ended September 30, 2019 compared to the same period in the prior year as a result of acquisitions.  Patient Care material costs as a percent of segment net revenues is 30.6% for the nine months ended September 30, 2019 and 30.4% for the nine months ended September 30, 2018.

Products & Services material costs increased $3.0 million, or 5.1%, for the nine months ended September 30, 2019 compared to the same period in the prior year.  As a percent of net revenues in the Products & Services segment, material costs were 43.0% for the nine months ended September 30, 2019 as compared to 41.3% for the same period 2018.  The increase in material costs as a percentage of segment net revenues was due to a change in the distribution customer and business mix within the segment.

Personnel costs.  Personnel costs for the nine months ended September 30, 2019 were $272.8 million, an increase of $6.3 million, or 2.4%, from $266.5 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Nine Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2019	2018	2019 vs 2018	2019 vs 2018
Patient Care	$233,402	$228,211	$5,191	2.3%
Products & Services	39,393	38,304	1,089	2.8%
Personnel costs	$272,795	$266,515	$6,280	2.4%

Personnel costs for the Patient Care segment were $233.4 million for the nine months ended September 30, 2019, an increase of $5.2 million, or 2.3%, from $228.2 million for the same period in the prior year.  The increase in Patient Care personnel costs for the nine months ended September 30, 2019 was primarily related to an increase of $1.9 million in benefits expense relating to higher health claims experience and higher 401(k) match, an increase of $1.8 million in salary expense, an increase of $1.3 million in bonus expense, and an increase of other personnel costs of $0.6 million, offset by $0.4 million in lower commission expense, when compared to the nine months ended September 30, 2018.

Personnel costs for the Products & Services segment were $39.4 million for the nine months ended September 30, 2019, an increase of $1.1 million compared to the same period in the prior year.  Salary expense increased $1.0 million, benefits expense increased $0.3 million, and bonus expense decreased $0.2 million for the nine months ended September 30, 2019 as compared to the same period in the prior year.

Other operating costs.  Other operating costs for the nine months ended September 30, 2019 were $100.1 million, an increase of $7.5 million, or 8.0%, from $92.6 million for the same period in the prior year.  Rent expense increased an additional $1.4 million from new, renewed, and acquired leases and $0.9 million as a result of the adoption of ASC 842, further described in Note A — “Organization and Summary of Significant Accounting Policies”.  In addition, professional fees increased $1.5 million for the nine months ended September 30, 2019 due to investments made in certain revenue cycle management initiatives.  Other operating expenses increased $1.5 million from higher sales and use tax, and additional costs from acquisitions.  Bad debt expense increased by $0.9 million due to recoveries in the same period of the prior year.  Other occupancy costs and all other operating costs increased $1.3 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

General and administrative expenses.  General and administrative expenses for the nine months ended September 30, 2019 were $87.5 million, an increase of $7.0 million, or 8.7%, from the same period in the prior year.  This includes a $2.3 million increase in other expenses, largely due to favorable settlements in the prior year, a $2.4 million increase in salary expense, a $0.9 million increase in benefits related to higher claim costs, and a $0.5 million increase in equity-based compensation, and a $0.9 million increase in office and other expenses.

Professional accounting and legal fees.  Professional accounting and legal fees for the nine months ended September 30, 2019 were $9.6 million, a decrease of $2.6 million, or 21.4%, from $12.2 million for the same period in the prior year.  Advisory and other fees decreased primarily due to decreased utilization of professional services as compared to the same period in 2018.  This change related primarily to reductions in the use of third-party professionals to assist us in the remediation of our material weaknesses, to regain our timely filing status in August of 2018, and to undertake related activities.

Depreciation and amortization.  Depreciation and amortization for the nine months ended September 30, 2019 was $26.9 million, a decrease of $0.6 million, or 2.3%, from $27.6 million for the same period in the prior year.  Amortization expense decreased $1.5 million when compared to the prior period as a result of certain intangible assets becoming fully amortized.  Depreciation expense increased $0.7 million when compared to the prior period as a result of additions to certain fixed assets, and finance lease amortization increased $0.2 million.

Interest expense, net.  Interest expense for the nine months ended September 30, 2019 was $26.0 million, a decrease of $2.5 million, or 8.9%, from $28.5 million for the same period in the prior year.  This decrease was primarily due to lower interest rates on outstanding borrowings as a result of our debt refinancing in March 2018.

Provision for income taxes.  The provision for income taxes for the nine months ended September 30, 2019 was $3.3 million, or 27.1% of income before income taxes, compared to a benefit of $3.8 million, or 42.0% of loss before income taxes for the nine months ended September 30, 2018.  The effective tax rate in 2019 consisted principally of the 21% federal statutory tax rate, the rate impact from state income taxes, the windfall from stock-based compensation, and permanent tax differences.  The decrease in the effective tax rate for nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 is primarily attributable to an increased estimated annual income, an increase in pre-tax book loss for the nine months ended September 30, 2018 to pre-tax book income for the nine months ended September 30, 2019, and the windfall from stock-based compensation recorded as a discrete item during the period.

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative.  Our most recent operating performance, the scheduled reversal of temporary differences, our forecast of taxable income in future periods, and the availability of prudent tax planning strategies are important considerations in our assessment.  While we recognize our recent earnings history is an example of positive evidence to be considered in our assessment, at this time, management continues to believe it is more-likely-than-not we will not realize a portion of our deferred tax assets due to our consideration of all positive and negative evidence available.  Adjustments to the valuation allowance may be made in future periods if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable.  As of September 30, 2019, our valuation allowance approximated $8.6 million.

Financial Condition, Liquidity, and Capital Resources

Liquidity

To provide cash for our operations and capital expenditures, our immediate source of liquidity is our cash and cash equivalents, and any amounts we have available for borrowing under our revolving credit facility.  We refer to the sum of these two amounts as our “liquidity.”

At September 30, 2019, we had total liquidity of $144.8 million, which reflected a decrease of $44.4 million from the $189.2 million in liquidity we had as of December 31, 2018.  Our liquidity at September 30, 2019 was comprised of cash and cash equivalents of $49.9 million and $94.8 million in available borrowing capacity under our $100.0 million revolving credit facility.  This decrease in liquidity primarily related to our use of $31.6 million in cash for the purposes of acquisitions, and secondarily due to capital expenditures of $25.4 million exceeding our operating cash flows of $19.9 million by $5.5 million.  We have also utilized $6.1 million of our liquidity in the reduction of our net indebtedness and outstanding letters of credit.  Other investing and financing activities resulted in a net use of $1.2 million to our liquidity.

If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds under our revolving credit facility.

Working Capital and Days Sales Outstanding

At September 30, 2019, we had working capital of $95.2 million compared to working capital of $154.6 million at December 31, 2018.  Our working capital decreased $59.4 million for the nine months ended September 30, 2019 due to a decrease in current assets of $40.3 million and an increase in current liabilities of $19.2 million.

The decrease in current assets was primarily attributable to a decrease in cash and cash equivalents of $45.2 million and the reclassification of prepaid rent of $3.8 million to the current portion of long-term debt upon adoption of ASC 842, historically recorded in other current assets.  The decrease in cash primarily relates to the uses of cash discussed in the liquidity section above.  The decreases were offset by an increase in inventory of $8.0 million, which was partially attributable to acquisitions, and other individually immaterial changes in current assets.

The increase in current liabilities was primarily attributable to the adoption of ASC 842 and the resulting recognition of operating lease liabilities of $32.4 million at September 30, 2019, partially offset by a net decrease in accrued incentive compensation related costs of $15.5 million due to the payment of annual inventive compensation, tax payments on stock vesting, and the employer 401(k) matching contribution made during the first quarter of the year, offset by current year incentive compensation accruals.  The remainder of the increase is attributable to other changes in current liabilities.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90-day rolling period of net revenue.  This computation can provide a relative measure of the effectiveness of our billing and collections activities.  Clinics acquired during the past 90-day period are excluded from the calculation.  As of September 30, 2019, our DSO was 47 days, compared to a DSO of 45 days as of September 30, 2018.  We believe administrative changes to our collections operations made in the first quarter of this year, increases in the rates of initial Medicare claim denials, and the impact of implementing our patient management and electronic health system in certain of our largest operating regions in the first quarter have contributed to collection delays and the increase in our DSO.  As of March 31, 2019, the implementation of the new patient management and electronic health record system was complete.

Sources and Uses of Cash for the Nine Months Ended September 30, 2019 Compared to September 30, 2018

Net cash flows provided by operating activities decreased $17.2 million to $19.9 million for the nine months ended September 30, 2019 from net cash provided by operating activities of $37.2 million for the nine months ended September 30, 2018.  This comparative decrease was primarily due to a $12.6 million reduction in cash provided by net accounts receivable.  During 2018, we benefited from an improvement in our collections experience, particularly during the first quarter of the prior year.  This year, in addition to not having a similar benefit in collections experience, we have also experienced some increased difficulties in collections as discussed above.  Our operating cash flows have also decreased on a comparative basis due to our receipt of a $12.3 million tax refund in the first quarter of 2018 and due to $7.4 million in timing effect related to our payments of accounts payables which benefited our comparative cash flows in 2018 and has created an offsetting decrease to our current year cash flows from operations.  These factors were partially offset by a beneficial reduction of $10.9 million in cash used for the satisfaction of accrued expenses and other liabilities, as well as a $4.2 million net reduction relating primarily to the payment of accrued compensation and secondarily to the net effect of other factors.  These changes are further discussed in the Working Capital and Days Sales Outstanding section above.

Cash flows used in investing activities increased $35.0 million to $54.8 million for the nine months ended September 30, 2019, from $19.8 million for the nine months ended September 30, 2018.  The increase in cash used in investing activities was due to $31.6 million in cash consideration for acquisitions, net of cash acquired, and a $3.8 million increase in purchases of property, plant and equipment.

Cash flows used in financing activities increased by $51.5 million to a use of cash of $10.3 million for the nine months ended September 30, 2019, from cash provided by financing activities of $41.2 million for the nine months ended September 30, 2018.  Cash flows provided by financing activities during the nine months ended September 30, 2018 included $46.9 million related to the refinancing of our indebtedness, net of payment of $15.2 million in debt issuance and extinguishment costs, whereas in the nine months ended September 30, 2019, cash flows used in debt financing activities was $3.8 million.

Effect of Indebtedness

On March 6, 2018 we entered into a new Credit Agreement in order to refinance our indebtedness, as disclosed in Note M - “Debt,” in the notes to the condensed consolidated financial statements contained elsewhere in this report.  Our indebtedness bears reduced rates of interest compared with the indebtedness under our prior credit agreement, and as such, interest expense was lower for the nine months ended September 30, 2019 as compared to the same period in the prior year.  Cash paid for interest totaled $22.4 million and $23.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Scheduled maturities of debt as of September 30, 2019 were as follows:

(in thousands)
2019 (remainder of year)	$2,318
2020	8,428
2021	7,372
2022	6,032
2023	5,489
Thereafter	476,116
Total debt before unamortized discount and debt issuance costs, net	505,755
Unamortized discount and debt issuance costs, net	(8,516)
Total debt	$497,239

Liquidity Outlook and Going Concern Evaluation

Our Credit Agreement has a term loan facility with $497.4 million in principal outstanding at September 30, 2019, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505.0 million, with all remaining outstanding principal due at maturity in March 2025, and a revolving credit facility with no borrowings and a maximum aggregate amount of availability of $100.0 million at September 30, 2019 that matures in March 2023.

We currently anticipate that, in connection with our planned reconfiguration of distribution facilities in 2020 and related implementation of supply chain and financial systems, we will incur an increase in capital expenditures and deferred systems implementation expenditures during 2020.  The amounts of these expenditures have not been firmly established at this time.  However, we preliminarily believe that we could expend approximately $13 million to $15 million in increased capital expenditures and $9 million to $12 million in incremental expenditures related to the implementation of the supply chain and financial systems during 2020.  We anticipate that these incremental systems related expenses will be deferred in accordance with ASU 2018-15 and included in future expense over the periods of operation of the systems.  These expenditures are also anticipated to be separate from and additional to the approximately $5 million in expenses we believe we will incur related to this project during 2020.  With the exception of an additional $6 million to $8 million of similar capital and incremental expenditures in 2021, these rates of expenditure are currently anticipated to subside and return to levels similar to those of the current year during 2022.

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

As of September 30, 2019, we had a combined principal amount of $497.4 million of variable rate debt and a notional amount of $312.5 million of fixed to variable interest rate swap agreements.  Based on our hedged and unhedged positions, a hypothetical increase or decrease in interest rates by 1.0% would impact our annual interest expense by $1.8 million.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of September 30, 2019.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019 because of the material weaknesses in our internal control over financial reporting described in Item 9A., “Controls and Procedures” of our Annual Report on Form 10-K for the year ending December 31, 2018, our “2018 Form 10-K.”

Although we have not fully remediated the material weaknesses described in our 2018 Form 10-K, we believe that we have made substantial progress on the remediation plans described in our 2018 Form 10-K, under Item 9A., “Controls and Procedures.”

During the period ending September 30, 2019, we continued to make improvements to controls in the areas of inventory; accounts payable; information technology general controls; revenue; and accounts receivable and are continuing our evaluation of the design and operating effectiveness of these controls.  The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a period of time sufficient for management to conclude, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

With the exception of ongoing remediation activities, there have been no material changes to our internal controls over financial reporting.

Therefore, in accordance with Rule 13a-15(d) of the Exchange Act and with the participation of our Chief Executive Officer and our Chief Financial Officer, management determined there have been no material changes to our internal control over financial reporting during the period ended September 30, 2019.

PART II.                 OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Derivative Litigation

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

The plaintiffs subsequently subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, took the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel filed a motion to compel the Special Committee’s counsel to produce the report.  We opposed the motion.  On July 20, 2018, the Travis County Court ruled that only a redacted version of the report is discoverable, and counsel for the Special Committee provided a redacted version of the report to plaintiffs’ counsel.  Plaintiffs objected to the redacted version of the report, and on February 4, 2019, the Travis County Court appointed a Special Master to review plaintiffs’ objections to the redacted report.  On March 22, 2019, the Special Master submitted a report to the Travis County Court recommending that the court order that the entire Special Committee report be produced.  On April 2, 2019 we filed an objection to the Special Master’s report and recommendation, and requested a hearing on the matter.  On June 25, 2019, the Travis County Court rejected the recommendation of the Special Master, and instead ordered that only a limited additional portion of the Special Committee report should be made available to plaintiffs.  On July 10, 2019, the updated redacted Special Committee report was provided to plaintiffs through their counsel.

In late October 2019, a non-binding agreement in principle was reached by the parties to settle the consolidated derivative action, subject to finalization and execution of a definitive settlement agreement by the parties, and subsequent final approval of the settlement by the Travis County Court.  The amount of any payment to be made by Hanger pursuant to the non-binding agreement in principle is expected to be covered under our directors & officers insurance.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no share repurchase activity during the three months ended September 30, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the three months ended September 30, 2019.

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

HANGER, INC.

Dated: November 7, 2019	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and Chief Financial Officer

Dated: November 7, 2019	By:	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer