Form 10-Q
period 2020-03-31
HANGER, INC.
filed 2020-05-07
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

Registrant’s telephone number, including area code: (512) 777-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HNGR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 28, 2020, the registrant had 37,792,880 shares of its Common Stock outstanding.

ii

PART 1.   FINANCIAL INFORMATION

HANGER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

(Unaudited)

	As of March 31,	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$115,949	$74,419
Accounts receivable, net	128,882	159,359
Inventories	67,255	68,204
Income taxes receivable	4,434	—
Other current assets	15,669	13,673
Total current assets	332,189	315,655
Non-current assets:
Property, plant, and equipment, net	88,835	84,057
Goodwill	232,254	232,244
Other intangible assets, net	16,586	17,952
Deferred income taxes	69,893	70,481
Operating lease right-of-use assets	115,250	110,559
Other assets	14,180	11,305
Total assets	$869,187	$842,253
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$7,926	$8,752
Accounts payable	47,189	48,477
Accrued expenses and other current liabilities	58,245	55,825
Accrued compensation related costs	22,835	61,010
Current portion of operating lease liabilities	32,878	34,342
Total current liabilities	169,073	208,406
Long-term liabilities:
Long-term debt, less current portion	568,502	490,121
Operating lease liabilities	95,200	88,418
Other liabilities	52,412	45,804
Total liabilities	885,187	832,749
Commitments and contingencies (Note Q)
Shareholders’ (deficit) equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 37,957,627 shares issued and 37,814,806 shares outstanding at 2020, and 37,602,873 shares issued and 37,460,052 shares outstanding at 2019, respectively	380	376
Additional paid-in capital	353,677	354,326
Accumulated other comprehensive loss	(21,424)	(12,551)
Accumulated deficit	(347,937)	(331,951)
Treasury stock, at cost; 142,821 shares at 2020 and 2019, respectively	(696)	(696)
Total shareholders’ (deficit) equity	(16,000)	9,504
Total liabilities and shareholders’ (deficit) equity	$869,187	$842,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net revenues	$233,739	$236,419
Material costs	77,241	78,377
Personnel costs	89,185	86,711
Other operating costs	35,886	33,555
General and administrative expenses	28,373	28,282
Professional accounting and legal fees	3,396	2,700
Depreciation and amortization	8,831	8,773
Loss from operations	(9,173)	(1,979)
Interest expense, net	8,269	8,538
Non-service defined benefit plan expense	158	173
Loss before income taxes	(17,600)	(10,690)
Benefit for income taxes	(1,852)	(3,739)
Net loss	$(15,748)	$(6,951)

Basic and Diluted Per Common Share Data:
Basic and diluted loss per share	$(0.42)	$(0.19)
Weighted average shares used to compute basic and diluted earnings per common share	37,541,452	37,001,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(15,748)	$(6,951)

Other comprehensive loss:
Unrealized loss on cash flow hedges, net of tax benefit of ($2,815) and ($924), respectively	$(8,902)	$(2,936)
Unrealized gain on defined benefit plan, net of tax provision of $9 and $2, respectively	29	6
Total other comprehensive loss	(8,873)	(2,930)
Comprehensive loss	$(24,621)	$(9,881)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(dollars and share amounts in thousands)

(Unaudited)

	Common Shares, Balance	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2019	37,460	$376	$354,326	$(12,551)	$(331,951)	$(696)	$9,504
Cumulative effect of a change in accounting for credit losses	—	—	—	—	(238)	—	(238)
Balance, January 1, 2020	37,460	376	354,326	(12,551)	(332,189)	(696)	9,266
Net loss	—	—	—	—	(15,748)	—	(15,748)
Share-based compensation expense	—	—	3,501	—	—	—	3,501
Issuance of common stock upon vesting of restricted stock units	354	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(4,146)	—	—	—	(4,146)
Total other comprehensive loss	—	—	—	(8,873)	—	—	(8,873)
Balance, March 31, 2020	37,814	$380	$353,677	$(21,424)	$(347,937)	$(696)	$(16,000)

	Common Shares, Balance	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2018	36,921	$371	$343,955	$(4,531)	$(361,023)	$(696)	$(21,924)
Cumulative effect of a change in accounting for leases	—	—	—	—	1,547	—	1,547
Balance, January 1, 2019	36,921	371	343,955	(4,531)	(359,476)	(696)	(20,377)
Net loss	—	—	—	—	(6,951)	—	(6,951)
Share-based compensation expense	—	—	3,265	—	—	—	3,265
Issuance of common stock upon vesting of restricted stock units	350	3	(3)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(3,626)	—	—	—	(3,626)
Total other comprehensive loss	—	—	—	(2,930)	—	—	(2,930)
Balance, March 31, 2019	37,271	$374	$343,591	$(7,461)	$(366,427)	$(696)	$(30,619)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(15,748)	$(6,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,831	8,773
Provision (benefit) for doubtful accounts	1,928	(20)
Share-based compensation expense	3,501	3,265
Deferred income taxes	3,476	(3,749)
Amortization of debt discounts and issuance costs	409	375
Gain on sale and disposal of fixed assets	(411)	(481)
Changes in operating assets and liabilities:
Accounts receivable, net	28,229	10,395
Inventories	949	(880)
Other current assets and other assets	(3,989)	(1,433)
Income taxes	(5,303)	(355)
Accounts payable	(4,757)	(6,511)
Accrued expenses and other current liabilities	(385)	492
Accrued compensation related costs	(38,175)	(32,970)
Other liabilities	(1,153)	(1,829)
Operating lease liabilities, net of amortization of right-of-use assets	628	(921)
Changes in operating assets and liabilities:	(23,956)	(34,012)
Net cash used in operating activities	(21,970)	(32,800)
Cash flows used in investing activities:
Purchase of property, plant, and equipment	(6,526)	(6,897)
Purchase of therapeutic program equipment leased to third parties under operating leases	(2,286)	(1,429)
Acquisitions, net of cash acquired	(26)	(27,679)
Purchase of company-owned life insurance investment	(250)	—
Proceeds from sale of property, plant, and equipment	595	980
Net cash used in investing activities	(8,493)	(35,025)
Cash flows provided by (used in) financing activities:
Repayment of term loan	(1,263)	(1,263)
Borrowings under revolving credit agreement	79,000	—
Payment of employee taxes on share-based compensation	(4,146)	(3,626)
Payment on seller notes	(1,446)	(1,773)
Payment of financing lease obligations	(152)	(116)
Net cash provided by (used in) financing activities	71,993	(6,778)
Increase (decrease) in cash and cash equivalents	41,530	(74,603)
Cash and cash equivalents at beginning of period	74,419	95,114
Cash and cash equivalents at end of period	$115,949	$20,511

Non-cash financing and investing activities:

Purchase of property, plant, and equipment in accounts payable at period end	$6,244	$4,443
Right-of-use assets obtained in exchange for finance lease obligations	730	76
Issuance of seller notes in connection with acquisitions	36	4,451

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as previously filed with the Securities and Exchange Commission (the “SEC”).

In our opinion, the information contained herein reflects all adjustments necessary for a fair statement of our results of operations, financial position, and cash flows. All such adjustments are of a normal, recurring nature.  The results of operations for the interim periods are not necessarily indicative of those to be expected for the full year.

A detailed description of our significant accounting policies and management judgments is contained in our 2019 Form 10-K.

Recent Developments Regarding COVID-19

We are subject to risks and uncertainties as a result of the outbreak of the novel coronavirus (“COVID-19”) pandemic (“COVID-19 pandemic”). The extent and duration of the impact of the COVID-19 pandemic on our operations and financial condition are highly uncertain and difficult to predict, as the response to the pandemic is in its developing stages and information is rapidly evolving. We believe that our patients are deferring visits to our O&P clinics as well as elective surgical procedures, both of which impact our business volumes through decreased patient encounters and physician referrals. Furthermore, capital markets and the economy have been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a recessionary environment impacting the healthcare and O&P industry. The resulting economic disruption could have a material adverse effect on our business, as the duration and extent of state and local government restrictions impacting our patient's ability or willingness to visit our O&P clinics and those of our customers, is unknown. The United States government has responded with fiscal policy measures intended to support the healthcare industry and economy as a whole, including the passage of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in March 2020. We are currently evaluating provisions of the CARES Act and other governmental policies and their impact on our business; however, the magnitude and overall effectiveness to us and the economy as a whole remains uncertain.

During each financial reporting period, in accordance with ASU 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), we perform an assessment of whether conditions exist that could raise substantial doubt regarding the Company's ability to continue as a going concern. Commensurate with the onset of the COVID-19 pandemic, we developed projections to evaluate the possible adverse impact that decreases in business volumes caused by the pandemic could have on our financial condition. Those projections, when combined with additional borrowings under our revolving credit facility, indicated that the Company could become non-compliant with the net leverage ratio financial covenant of its Credit Agreement as early as the second quarter of 2020. In connection with those projections, the Company implemented a number of cost mitigation and liquidity management strategies in late March and early April 2020, primarily related to personnel cost reductions and delay of certain capital projects. In addition, in May 2020 the Company entered into an amendment to the Credit Agreement that increased its allowable maximum net leverage ratio covenant for the term of the Credit Agreement. This amendment is further discussed in Note L - “Debt and Other Obligations.”

Accordingly, we have performed our evaluation under ASU 2014-15 and concluded that the substantial doubt raised by the forecasted impacts of the COVID-19 pandemic have been alleviated.

The extent and the severity of the impact on the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the duration of state and local government restrictions impacting our patient's ability or willingness to visit our clinics and those of our distribution services business customers, all of which are uncertain and cannot be reasonably predicted. Our future results of operations and liquidity could be adversely impacted by delays in patient and customer payments, uncertain demand in the form of patient appointments and physician referrals, and the impact of any initiatives or programs that we may undertake to address the financial and operational challenges faced by our patients and customers. While the Company cannot forecast with certainty the ultimate extent of the impacts from or the duration of the COVID-19 pandemic, or the degree to which the cost mitigation and liquidity management strategies it has implemented will offset declines in its cash flows caused by the COVID-19 pandemic, we currently believe that these measures, when accompanied if necessary by additional funding sources, if available, and further cost reduction actions, will enable us to maintain sufficient liquidity for at least the twelve month period following the issuance date of these condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of this standard on January 1, 2020 resulted in a cumulative effect adjustment to accumulated deficit of $0.2 million.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. There was no material impact on our condensed consolidated financial position, results of operations, or cash flows due to the adoption on January 1, 2020.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Among other provisions, this ASU removes the exception that limited the income tax benefit recognized in the interim period in cases when the year-to-date loss exceeds the anticipated loss for the year. Adoption of this standard is effective beginning January 1, 2021, but as early adoption is permitted, we have selected to adopt this standard effective January 1, 2020.

Recent Accounting Pronouncements, Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

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

Our Credit Agreement restricts the payment of dividends or other distributions to our shareholders with respect to the parent company or any of its subsidiaries. See Note L - “Debt and Other Obligations” within these condensed consolidated financial statements.

The reconciliation of the numerators and denominators used to calculate basic and diluted net loss per share are as follows:

	For the Three Months Ended March 31,
(in thousands except per share data)	2020	2019
Net loss	$(15,748)	$(6,951)

Weighted average shares outstanding - basic	37,541,452	37,001,977
Effect of potentially dilutive restricted stock units and options (1)	—	—
Weighted average shares outstanding - diluted	37,541,452	37,001,977

Basic and diluted loss per share	$(0.42)	$(0.19)

(1) In accordance with Accounting Standards Codification 260 - Earnings Per Share, during periods of a net loss, shares used to compute diluted per share amounts exclude potentially dilutive shares related to unvested restricted stock units and unexercised options. For the three months ended March 31, 2020 and March 31, 2019, we excluded potentially dilutive shares of 983,884 and 889,093, respectively, as we were in a net loss position.

Note C — Revenue Recognition

Patient Care Segment

Revenue in our Patient Care segment is primarily derived from contracts with third party payors for the provision of O&P devices and is recognized upon the transfer of control of promised products or services to the patient at the time the patient receives the device. At, or subsequent to delivery, we issue an invoice to the third party payor, which primarily consists of commercial insurance companies, Medicare, Medicaid, the U.S. Department of Veterans Affairs (the “VA”), and private or patient pay (“Private Pay”) individuals. We recognize revenue for the amounts we expect to receive from payors based on expected contractual reimbursement rates, which are net of estimated contractual discounts and implicit price concessions. These revenue amounts are further revised as claims are adjudicated, which may result in additional disallowances.

The following table disaggregates revenue from contracts with customers in our Patient Care segment for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Patient Care Segment
Medicare	$61,725	$57,776
Medicaid	30,828	30,147
Commercial Insurance/ Managed Care (excluding Medicare and Medicaid Managed Care)	66,440	70,218
Veterans Administration	17,892	18,322
Private Pay	13,298	14,138
Total	$190,183	$190,601

The impact to revenue related to prior period performance obligations was not material for the three months ended March 31, 2020 and 2019.

Products & Services Segment

Revenue in our Products & Services segment is derived from the distribution of O&P components and from therapeutic solutions, which includes the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.

The following table disaggregates revenue from contracts with customers in our Product & Services segment for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$31,690	$33,195
Therapeutic solutions	11,866	12,623
Total	$43,556	$45,818

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

We are exposed to credit losses primarily through our trade receivables. These trade receivables are short in nature because their due date varies between due upon receipt of invoice and 90 days. We assess our trade receivable, divide them into similar risk pools, and monitor our ongoing credit exposure through active review of our aging buckets. Our activities include timely account reconciliations, dispute resolution, and payment confirmations. We also employ collection agencies and legal counsel to pursue recovery of defaulted receivables.

As part of the new accounting standard discussed in Note A - “Organization and Summary of Significant Accounting Policies,” the Company's expected loss methodology is developed using historical liquidation rates, current and future economic and market conditions, and a review of the current status of our patients and customers' trade accounts receivable balances. We also grouped our trade receivables into similar risk pools to better measure the risks for each pool. After evaluating the risk for each pool, we determined that additional credit loss risk was immaterial for the Patient Care segment. For the Products & Services segment, an allowance for doubtful accounts is recorded which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.” As of March 31, 2020, we have considered the current and future economic and market conditions, including the effects of the COVID-19 pandemic, resulting in an increase to the allowance for doubtful accounts by approximately $2.0 million since December 31, 2019.

Accounts receivable, net as of March 31, 2020 and December 31, 2019 is comprised of the following:

	As of March 31, 2020			As of December 31, 2019
(in thousands)	Patient Care	Products & Services	Consolidated	Patient Care	Products & Services	Consolidated
Gross charges before estimates for implicit price concessions	$172,438	$26,547	$198,985	$202,132	$27,551	$229,683
Less estimates for implicit price concessions:
Payor disallowances	(55,719)	—	(55,719)	(58,094)	—	(58,094)
Patient non-payments	(9,741)	—	(9,741)	(9,589)	—	(9,589)
Accounts receivable, gross	106,978	26,547	133,525	134,449	27,551	162,000
Allowance for doubtful accounts	—	(4,643)	(4,643)	—	(2,641)	(2,641)
Accounts receivable, net	$106,978	$21,904	$128,882	$134,449	$24,910	$159,359

Note E — Inventories

Our inventories are comprised of the following:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Raw materials	$19,558	$20,574
Work in process	14,419	10,165
Finished goods	33,278	37,465
Total inventories	$67,255	$68,204

Note F — Property, Plant, and Equipment, Net

Property, plant, and equipment, net were comprised of the following:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Land	$634	$634
Buildings	4,126	4,110
Furniture and fixtures	14,641	13,835
Machinery and equipment	25,788	25,438
Equipment leased to third parties under operating leases	29,564	29,217
Leasehold improvements	132,725	131,617
Computers and software	77,715	75,540
Total property, plant, and equipment, gross	285,193	280,391
Less: accumulated depreciation and amortization	(196,358)	(196,334)
Total property, plant, and equipment, net	$88,835	$84,057

Total depreciation expense was approximately $7.3 million and $7.5 million for the three months ended March 31, 2020 and 2019, respectively. Total amortization of finance right-of-use assets was approximately $0.1 million for the three months ended March 31, 2020 and 2019.

Note G — Acquisitions

We did not complete any acquisitions during the first quarter of 2020.

2019 Acquisition Activity

During 2019, we completed the following acquisitions of O&P clinics, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition is intended to expand the geographic footprint of our patient care offerings through the acquisitions of high quality O&P providers.

•	In the first quarter of 2019, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $32.8 million, of which $27.7 million was cash consideration, net of cash acquired, $4.4 million was issued in the form of notes to shareholders at fair value, and $0.7 million was additional consideration.

•	In the second quarter of 2019, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $0.5 million, of which $0.2 million was cash consideration, net of cash acquired, and $0.3 million was issued in the form of notes to shareholders at fair value.

•	In the third quarter of 2019, we completed the acquisition of all the outstanding equity interests of one O&P business and acquired the assets of another O&P business for total consideration of $3.3 million, of which $3.0 million was cash consideration, net of cash acquired, and $0.3 million was issued in the form of notes to shareholders at fair value.

•	In the fourth quarter of 2019, we completed the acquisition of all the outstanding equity interests of one O&P business and acquired the assets of another O&P business for total consideration of $7.8 million, of which $5.0 million was cash consideration, net of cash acquired, and $2.8 million was issued in the form of notes to shareholders at fair value.

The notes issued to shareholders are unsecured and payable in installments over a period of 3 to 5 years.

The aggregate purchase price for these acquisitions was allocated as follows:

(in thousands)
Cash paid, net of cash acquired	$35,909
Issuance of seller notes at fair value	7,835
Additional consideration, net (1)	626
Aggregate purchase price	44,370

Accounts receivable	4,128
Inventories	2,081
Customer relationships (Weighted average useful life of 4.7 years)	7,038
Non-compete agreements (Weighted average useful life of 4.9 years)	350
Other assets and liabilities, net	(2,983)
Net assets acquired	10,614
Goodwill	$33,756

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

Note H — Goodwill and Other Intangible Assets

We assess goodwill and indefinite-lived intangible assets for impairment annually as of October 1st, and between annual tests if an event occurs, or circumstances change, that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. As a result of our 2019 goodwill impairment test, we concluded that our Patient Care reporting unit fair value was substantially in excess of its carrying value. On a quarterly or as-needed basis, we are required to assess whether a triggering event has occurred requiring an interim test of goodwill impairment. The Company considered current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on the Patient Care reporting unit. Factors included in the Company's interim assessment included the current and historical market capitalization, current forecasts, and the amount of headroom in the previous tests of goodwill impairment. As a result of our interim assessment, management concluded that a triggering event has not occurred.

The following table summarizes the activity in goodwill for the periods indicated:

	For the Three Months Ended March 31, 2020
	Patient Care			Products & Services			Consolidated
(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
As of December 31, 2019	$660,912	$(428,668)	$232,244	$139,299	$(139,299)	$—	$800,211	$(567,967)	$232,244
Measurement period adjustments	10	—	10	—	—	—	10	—	10
As of March 31, 2020	$660,922	$(428,668)	$232,254	$139,299	$(139,299)	$—	$800,221	$(567,967)	$232,254

	For the Year Ended December 31, 2019
	Patient Care			Products & Services			Consolidated
(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
As of December 31, 2018	$627,410	$(428,668)	$198,742	$139,299	$(139,299)	$—	$766,709	$(567,967)	$198,742
Additions from acquisitions	35,926	—	35,926	—	—	—	35,926	—	35,926
Measurement period adjustments (1)	(2,424)	—	(2,424)	—	—	—	(2,424)	—	(2,424)
As of December 31, 2019	$660,912	$(428,668)	$232,244	$139,299	$(139,299)	$—	$800,211	$(567,967)	$232,244

(1) Measurement period adjustments relate to 2019 and 2018 acquisitions of approximately $2.1 million and $0.3 million, respectively, and are primarily attributable to adjustments to the preliminary allocations of customer relationship intangibles.

The balances related to intangible assets as of March 31, 2020 and December 31, 2019 are as follows:

	As of March 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$32,772	$(23,925)	$—	$8,847
Trade name	255	(157)	—	98
Patents and other intangibles	8,810	(5,286)	—	3,524
Definite-lived intangible assets	41,837	(29,368)	—	12,469
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$50,907	$(29,368)	$(4,953)	$16,586

	As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$32,772	$(22,726)	$—	$10,046
Trade name	255	(151)	—	104
Patents and other intangibles	9,188	(5,503)	—	3,685
Definite-lived intangible assets	42,215	(28,380)	—	13,835
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$51,285	$(28,380)	$(4,953)	$17,952

Amortization expense related to other intangible assets was approximately $1.4 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.

Estimated aggregate amortization expense for definite-lived intangible assets for each of the next five years ended December 31, and thereafter is as follows:

(in thousands)
2020 (remainder of the year)	$3,816
2021	2,575
2022	2,508
2023	2,264
2024	781
Thereafter	525
Total	$12,469

Note I — Other Current Assets and Other Assets

Other current assets consist of the following:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Non-trade receivables	$7,108	$6,711
Prepaid maintenance	3,614	2,767
Prepaid insurance	2,333	264
Other prepaid assets	2,614	3,931
Total other current assets	$15,669	$13,673

Other assets consist of the following:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Implementation costs for cloud computing arrangements	$3,989	$1,964
Cash surrender value of company-owned life insurance	3,410	3,253
Non-trade receivables	2,266	2,398
Finance lease right-of-use assets	2,082	1,488
Deposits	2,046	1,893
Other	387	309
Total other assets	$14,180	$11,305

Note J — Accrued Expenses and Other Current Liabilities and Other Liabilities

Accrued expenses and other current liabilities consist of:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Patient prepayments, deposits, and refunds payable	$24,457	$24,183
Accrued sales taxes and other taxes	8,324	8,543
Insurance and self-insurance accruals	7,976	8,033
Derivative liability	7,177	3,516
Accrued professional fees	1,974	2,533
Accrued interest payable	463	266
Other current liabilities	7,874	8,751
Total	$58,245	$55,825

Other liabilities consist of:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Supplemental executive retirement plan obligations	$19,213	$20,851
Derivative liability	17,877	9,821
Long-term insurance accruals	7,562	7,424
Unrecognized tax benefits	5,350	5,296
Other	2,410	2,412
Total	$52,412	$45,804

Note K — Income Taxes

We recorded a benefit for income taxes of $1.9 million and $3.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The effective tax rate was 10.5% and 35.0% for the three months ended March 31, 2020 and 2019, respectively.

The decrease in the effective tax rate for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 is primarily attributable to a lower estimated pre-tax income impacted more proportionally by nondeductible permanent items for the three months ended March 31, 2020 as compared to the prior period, as well as an increase in the windfall from share-based compensation. Our effective tax rate for the three months ended March 31, 2020 and March 31, 2019 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses.

The CARES Act was signed into law on March 27, 2020. The CARES Act includes various income tax provisions that affect the Company, for which we have recorded $5.4 million to deferred taxes in the current quarter. We continue to examine other aspects of the CARES Act to determine whether other benefits are available.

Note L — Debt and Other Obligations

Debt consists of the following:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Debt:
Term Loan B	$494,900	$496,163
Revolving credit facility	79,000	—
Seller notes	7,594	9,005
Finance lease liabilities and other	2,867	2,033
Total debt before unamortized discount and debt issuance costs	584,361	507,201
Unamortized discount and debt issuance costs, net	(7,933)	(8,328)
Total debt	$576,428	$498,873

Current portion of long-term debt:
Term Loan B	$5,050	$5,050
Seller notes	2,210	3,175
Finance lease liabilities and other	666	527
Total current portion of long-term debt	7,926	8,752
Long-term debt	$568,502	$490,121

Refinancing of Credit Agreement and Term B Borrowings

On March 6, 2018, we entered into a $605.0 million Senior Credit Facility (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025. Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.2 million as of March 31, 2020. We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.

In March 2020, we borrowed $79.0 million under our revolving credit facility, which is due in March 2023. We had approximately $15.8 million in available borrowing capacity under our $100.0 million revolving credit facility as of March 31, 2020.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. For the three months ended March 31, 2020, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 5.3%. We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note N - “Derivative Financial Instruments.”

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

The Credit Agreement contains various restrictions and covenants, including: i) requirements that we maintain certain financial ratios at prescribed levels, ii) a prohibition on payment of dividends and other distributions and iii) restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions outside the healthcare industry. The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement (some of which were amended in May 2020 by the Amendment (as defined and described below)): (i) a maximum consolidated first lien net leverage ratio (“Net Leverage Ratio”) (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) of 4.75 to 1.00 for the fiscal quarter ended March 31, 2020; 4.50 to 1.00 for the fiscal quarters ended June 30, 2020 through March 31, 2021; 4.25 to 1.00 for the fiscal quarters ended June 30, 2021 through March 31, 2022; and 3.75 to 1.00 for the fiscal quarter ended June 30, 2022 and the last day of each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter. We were in compliance with all covenants at March 31, 2020.

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

In May 2020, we entered into an amendment to the Credit Agreement (the “Amendment”) that provided for, amongst other things, an increase to the maximum Net Leverage Ratio to 5.25 to 1.00 for the fiscal quarters ended June 30, 2020 through March 31, 2021; 5.00 to 1.00 for the fiscal quarters ended June 30, 2021 through September 30, 2021; and 4.75 to 1.00 for the quarter ended December 31, 2021 and the last day of each fiscal quarter thereafter. In addition, the Amendment changed the definition of EBITDA used in the Net Leverage Ratio and minimum interest coverage ratio to adjust for declines in net revenue attributable to the COVID-19 pandemic. Borrowings under the revolving credit facility will bear interest at a variable rate equal to the greater of LIBOR or 1%, plus 3.75%. In addition, the Amendment contained certain restrictions and covenants that further limit our ability, and certain of our subsidiaries’ ability, to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions not financed with the proceeds of an equity offering, except that certain acquisitions are permitted after September 30, 2020, in the event we maintain certain leverage and liquidity thresholds.

Seller Notes

We typically issue subordinated promissory notes (“Seller Notes”) as a part of the consideration transferred when making acquisitions. The Seller Notes are unsecured and are presented net of unamortized discount of $0.4 million as of March 31, 2020 and December 31, 2019, respectively. We measure these instruments at their estimated fair values as of the respective acquisition dates. The stated interest rates on these instruments range from 2.50% to 3.00%. Principal and interest are payable in quarterly or annual installments and mature through October 2024.

Scheduled Maturities of Total Debt

Scheduled maturities of debt at March 31, 2020 were as follows:

(in thousands)
2020 (remainder of year)	$6,223
2021	8,266
2022	6,955
2023	85,449
2024	6,190
Thereafter	471,278
Total debt before unamortized discount and debt issuance costs, net	584,361
Unamortized discount and debt issuance costs, net	(7,933)
Total debt	$576,428

Note M — Fair Value Measurements

Financial Instruments

In March 2018, we refinanced our credit facilities with the Credit Agreement. The carrying value of our outstanding term loan as of March 31, 2020 (excluding unamortized discounts and debt issuance costs of $7.9 million) was $494.9 million compared to its fair value of $420.7 million. The carrying value of our outstanding term loan as of December 31, 2019 (excluding unamortized discounts and debt issuance costs of $8.3 million) was $496.2 million compared to its fair value of $497.4 million. Our estimates of fair value are based on a discounted cash flow model and an indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

The Company has interest rate swap agreements designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement. See Note L - “Debt and Other Obligations” and Note N - “Derivative Financial Instruments” for further information.

The carrying value of our outstanding Seller Notes issued in connection with acquisitions as of March 31, 2020 and December 31, 2019 was $7.6 million and $9.0 million, respectively. We believe that the carrying value of the Seller Notes approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement.

Note N — Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024. As of March 31, 2020 and December 31, 2019, our swaps had a notional value outstanding of $312.5 million.

Change in Net Loss on Cash Flow Hedges Including Accumulated Other Comprehensive Loss

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019, respectively:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2019	$(10,137)
Unrealized loss recognized in other comprehensive loss, net of tax	(9,773)
Reclassification to interest expense, net	871
Balance as of March 31, 2020	$(19,039)

Balance as of December 31, 2018	$(2,936)
Unrealized loss recognized in other comprehensive loss, net of tax	(3,151)
Reclassification to interest expense, net	215
Balance as of March 31, 2019	$(5,872)

The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020		As of December 31, 2019
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	$—	$7,177	$—	$3,516
Other liabilities	—	17,877	—	9,821

Note O — Share-Based Compensation

On May 17, 2019, the shareholders approved the Hanger, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan authorizes the issuance of (a) up to 2,025,000 shares of Common Stock, plus (b) 243,611 shares available for issuance under the Hanger, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). Upon approval of the 2019 Plan, the 2016 Plan was no longer available for future awards.

As of March 31, 2020, there were 1,817,290 unvested restricted stock awards outstanding. This was comprised of 1,132,313 employee service-based awards with a weighted average grant date fair value of $19.21 per share, 629,225 employee performance-based awards with a weighted average grant date fair value of $19.08 per share, and 55,752 director service-based awards with a weighted average grant date value of $20.10 per share. As of March 31, 2020, there were 523,105 outstanding options not-yet exercisable with a weighted average exercise price of $12.77 and average remaining contractual term of 7.1 years.

We recognized a total of approximately $3.5 million and $3.3 million of share-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. Share-based compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.

Note P — Supplemental Executive Retirement Plans

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

We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in net benefit cost and obligation during the three months ended March 31, 2020 and 2019 is as follows:

Change in Benefit Obligation:
(in thousands)	2020	2019
Benefit obligation as of December 31, 2019 and 2018, respectively	$19,214	$18,927
Service cost	98	84
Interest cost	121	165
Payments	(1,877)	(1,877)
Benefit obligation as of March 31	$17,556	$17,299

Amounts Recognized in the Condensed Consolidated Balance Sheets:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Current accrued expenses and other current liabilities	$1,913	$1,913
Non-current other liabilities	15,643	17,301
Total accrued liabilities	$17,556	$19,214

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

As of March 31, 2020 and December 31, 2019, the estimated accumulated obligation benefit is $3.9 million, of which $3.7 million and $3.3 million is funded and $0.2 million and $0.6 million is unfunded at March 31, 2020 and December 31, 2019, respectively.

In connection with the DC SERP benefit obligation, we maintain a company-owned life insurance policy (“COLI”). The carrying value of the COLI is measured at its cash surrender value and is presented within other assets in our condensed consolidated balance sheets. See Note I - “Other Current Assets and Other Assets” for additional information.

Note Q — Commitments and Contingencies

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

Note R — Segment and Related Information

We have identified two segments and both performance evaluation and resource allocation decisions are determined based on each segment’s income from operations. The operating segments are described further below:

Patient Care - This segment consists of (i) our owned and operated patient care clinics, and (ii) our contracting and network management business. The patient care clinics provide services to design and fit O&P devices to patients. These clinics also instruct patients in the use, care, and maintenance of the devices. The principal reimbursement sources for our services are:

•	Commercial private payors and other, which consist of individuals, rehabilitation providers, commercial insurance companies, health management organizations (“HMOs”), preferred provider organizations (“PPOs”), hospitals, vocational rehabilitation, workers’ compensation programs, and similar sources;

•	Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain persons with disabilities, which provides reimbursement for O&P products and services based on prices set forth in published fee schedules with 10 regional pricing areas for prosthetics and orthotics and by state for durable medical equipment;

•	Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons requiring financial assistance, regardless of age, which may supplement Medicare benefits for persons aged 65 or older requiring financial assistance; and

•	the VA.

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

The accounting policies of the segments are the same as those described in Note A - “Organization and Summary of Significant Accounting Policies” in our 2019 Form 10-K.

Intersegment revenue primarily relates to sales of O&P components from the Products & Services segment to the Patient Care segment. The sales are priced at the cost of the related materials plus overhead.

Summarized financial information concerning our reporting segments is shown in the following tables. Total assets for each of the segments has not materially changed from December 31, 2019.

	Patient Care		Products & Services
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Net revenues
Third party	$190,183	$190,601	$43,556	$45,818
Intersegments	—	—	46,022	44,879
Total net revenues	190,183	190,601	89,578	90,697
Material costs
Third party suppliers	53,124	53,355	24,117	25,022
Intersegments	6,553	5,795	39,469	39,084
Total material costs	59,677	59,150	63,586	64,106
Personnel expenses	76,345	73,709	12,840	13,002
Other expenses	38,148	37,433	8,320	6,948
Depreciation & amortization	4,476	4,552	2,752	2,543
Segment income from operations	$11,537	$15,757	$2,080	$4,098

A reconciliation of the total of the reportable segments’ income from operations to consolidated net loss is as follows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Loss from operations
Patient Care	$11,537	$15,757
Products & Services	2,080	4,098
Corporate & other	(22,790)	(21,834)
Loss from operations	(9,173)	(1,979)
Interest expense, net	8,269	8,538
Non-service defined benefit plan expense	158	173
Loss before income taxes	(17,600)	(10,690)
Benefit for income taxes	(1,852)	(3,739)
Net loss	$(15,748)	$(6,951)

A reconciliation of the reportable segment net revenues to consolidated net revenues is as follows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Net revenues
Patient Care	$190,183	$190,601
Products & Services	89,578	90,697
Corporate & other	—	—
Consolidating adjustments	(46,022)	(44,879)
Consolidated net revenues	$233,739	$236,419

A reconciliation of the reportable segment material costs to consolidated material costs is as follows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Material costs
Patient Care	$59,677	$59,150
Products & Services	63,586	64,106
Corporate & other	—	—
Consolidating adjustments	(46,022)	(44,879)
Consolidated material costs	$77,241	$78,377

Note S — Subsequent Events

In April 2020, we completed the acquisition of an O&P business for a total purchase price of $50.4 million. The total consideration transferred in the acquisition is composed of $20.0 million in cash consideration, $22.4 million in the form of notes to the shareholders, $7.6 million in liabilities and deferred payment obligations to certain shareholders or employees of the acquired business, and $0.4 million in other adjustments to the purchase price. Of the $22.4 million notes issued to the former shareholders, approximately $18.4 million of the notes are payable in a lump sum payment due in October 2020 and the remaining $4.0 million of the notes are payable in annual installments over a period of three years on the anniversary date of the acquisition. Of the $7.6 million in deferred payment obligations, approximately $3.6 million will be paid in October 2020 and the remaining balance of $4.0 million is due in annual installments beginning in the fourth year following the acquisition and for three years thereafter. Acquisition-related expenses incurred during the three months ended March 31, 2020 related to this acquisition were not material. Due to the proximity of these transactions to the filing of this form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed in the acquisition.

In April 2020, the Company received $15.8 million in government grants under the CARES Act (the “Grant”) to compensate for health-care related expenses and lost revenues associated with the COVID-19 pandemic. The terms and conditions of the Grant require the Company to certify the proceeds received under the Grant are for health-care related expenses or lost revenues attributable to the COVID-19 pandemic, as well as certain administrative reporting requirements related to the use of proceeds from the Grant.

In May 2020, the Company entered into an amendment to the Credit Agreement as described in Note L - “Debt and Other Obligations”.

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

These statements involve risks, estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in these statements and elsewhere in this report. These uncertainties include, but are not limited to, the financial and business impacts of the COVID-19 pandemic on our operations and the operations of our customers, suppliers, governmental and private payers and others in the healthcare industry and beyond; federal laws governing the health care industry; governmental policies affecting O&P operations, including with respect to reimbursement; failure to successfully implement a new enterprise resource planning system or other disruptions to information technology systems; the inability to successfully execute our acquisition strategy, including integration of recently acquired O&P clinics into our existing business; changes in the demand for our O&P products and services, including additional competition in the O&P services market; disruptions to our supply chain; our ability to enter into and derive benefits from managed-care contracts; our ability to successfully attract and retain qualified O&P clinicians; and other risks and uncertainties generally affecting the health care industry.

Readers are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in Item 1A. “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and in this Quarterly Report on Form 10-Q, some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained therein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events. Forward-looking statements and our liquidity, financial condition, and results of operations may be affected by the risks set forth in Item 1A. “Risk Factors”, contained in our 2019 Form 10-K and in this Quarterly Report on Form 10-Q, or by other unknown risks and uncertainties.

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 694 patient care clinics and 110 satellite locations in 46 states and the District of Columbia as of March 31, 2020. We also provide payor network contracting services to other O&P providers through this segment.

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

For the three months ended March 31, 2020, our net revenues were $233.7 million and we recorded net loss of $15.7 million. For the three months ended March 31, 2019, our net revenues were $236.4 million and we recorded net loss of $7.0 million.

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

Business Description

Patient Care

Our Patient Care segment employs approximately 1,550 clinical prosthetists, orthotists, and pedorthists, which we refer to as clinicians, substantially all of which are certified by either the American Board for Certification or the Board of Certification of Orthotists and Prosthetists, which are the two boards that certify O&P clinicians. To facilitate timely service to our patients, we also employ technicians, fitters, and other ancillary providers to assist our clinicians in the performance of their duties. Through this segment, we additionally provide network contracting services to independent providers of O&P.

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

The principal reimbursement sources for our services are:

•	Commercial private payors and other non-governmental organizations, which consist of individuals, rehabilitation providers, commercial insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation centers, workers’ compensation programs, third party administrators, and similar sources;

•	Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain persons with disabilities;

•	Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons requiring financial assistance, regardless of age, which may supplement Medicare benefits for persons aged 65 or older requiring financial assistance; and

•	the U.S. Department of Veterans Affairs.

We typically enter into contracts with third party payors that allow us to perform O&P services for a referred patient and to be reimbursed for our services. These contracts usually have a stated term of one to three years and generally may be terminated without cause by either party on 60 to 90 days’ notice, or on 30 days’ notice if we have not complied with certain licensing, certification, program standards, Medicare or Medicaid requirements, or other regulatory requirements. Reimbursement for services is typically based on a fee schedule negotiated with the third party payor that reflects various factors, including market conditions, geographic area, and number of persons covered. Many of our commercial contracts are indexed to the commensurate Medicare fee schedule that relates to the products or services being provided.

Government reimbursement is comprised of Medicare, Medicaid, and the VA. These payors set maximum reimbursement levels for O&P services and products. Medicare prices are adjusted each year based on the Consumer Price Index for All Urban Consumers (“CPI-U”) unless Congress acts to change or eliminate the adjustment. The CPI-U is adjusted further by an efficiency factor known as the “Productivity Adjustment” or the “Multi-Factor Productivity Adjustment” in order to determine the final rate adjustment each year. There can be no assurance that future adjustments will not reduce reimbursements for O&P services and products from these sources.

We, and the O&P industry in general, are subject to various Medicare compliance audits, including Recovery Audit Contractor (“RAC”) audits, Comprehensive Error Rate Testing (“CERT”) audits, Targeted Probe and Educate (“TPE”) audits, Zone Program Integrity Contractor (“ZPIC”) audits, Supplemental Medical Review Contractor (“SMRC”) audits, and Universal Payment Identification Code (“UPIC”) audits. TPE audits are generally pre-payment audits, while RAC, CERT, ZPIC, and SMRC audits are generally post-payment audits. UPIC audits can be both pre- or post-payment audits, with a majority currently being pre-payment. TPE audits replaced the previous Medicare Administrative Contractor audits. Adverse post-payment audit determinations generally require Hanger to reimburse Medicare for payments previously made, while adverse pre-payment audit determinations generally result in the denial of payment. In either case, we can request a redetermination or appeal, if we believe the adverse determination is unwarranted, which can take an extensive period of time to resolve, currently up to six years or more.

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

Effects of the COVID-19 Pandemic

Beginning in the last weeks of March 2020, our business volumes began to be adversely affected by the COVID-19 pandemic. As federal, state, and local authorities implemented social distancing and suppression measures to respond to an increasing number of nationwide COVID-19 infections, we experienced a decrease in our patient appointments and general business volumes. These adverse volume effects further expanded during April 2020. In response, during the last week of March 2020, we made certain changes to our operations, implemented a broad number of cost reduction measures, and paused certain capital investment projects. These volume effects and our operating responses are discussed further in this section, and the effects of COVID-19 on our financial condition is discussed in the “Financial Condition, Liquidity and Capital Resources” section below.

Effect on Business Volumes

During the month of April 2020, patient appointment volumes in our Patient Care clinics decreased by approximately 40% as compared with the same period in 2019. The Company's billings for these appointments decreased by a lessor amount due in part to the delivery of completed prosthetic and orthotic devices to patients who had been initially evaluated and had devices fabricated during the first quarter. The degree of decrease has varied greatly across the different regions in which we operate. As of the end of April 2020, we had temporarily closed 27 patient care clinics and another 179 clinics were open for reduced hours or by appointment only. Billings for componentry delivered to independent providers of orthotics and prosthetics by the Company's distribution services business decreased by approximately 40% as well during the month of April 2020. Our business volumes associated with therapeutic solutions have also been adversely affected due to access restrictions our skilled nursing facility clients have implemented at their facilities in response to the COVID-19 pandemic. Due to significant geographic product mix and timing differences, there can be no assurance that these volumes or billing amounts will be reflective of the Company's results for the second quarter as a whole, and are solely provided for the purposes of giving context to the magnitude of the effect of the COVID-19 pandemic on the Company's business during April 2020.

Given that the development of a clearly effective medical treatment approach for treating COVID-19 does not appear imminent and that the vast majority of the general population of the United States has not developed natural immunity, we believe that the adverse effects of the COVID-19 pandemic will continue to affect our business volumes for the duration of 2020, and possibly into 2021. These adverse effects will primarily be the result of likely continuing governmental measures to suppress the virus to address periods and locations of virus re-emergence, the adverse economic consequences to our patients, and the general lack of normalcy in the willingness of individuals to engage in activities that might increase their likelihood of their exposure to the virus.

Nevertheless, we do believe that the overall adverse impact will diminish, and our patient appointment and other business volumes will gradually improve as the prevalence of the virus decreases and social distancing, masking and testing measures become more routine, and the perception of infection risks subside. Additionally, we believe that if a patient is initially unable or unwilling to come to one of our clinics to receive their prosthetic or orthotic device, as a result of their infection, then their ultimate need for that device is not likely to change, and that we could accordingly have some favorable volume recovery effect in future periods as the impacts of the COVID-19 pandemic subsides.

Operating and Cost Reduction Responses

Throughout the periods affected by the COVID-19 pandemic, given that our services to the disabled are considered essential services, we have endeavored to continue to operate our businesses. However, due to the risks posed to our clinicians, other employees, and patients, we have made certain changes to our operating practices in order to promote safety and to minimize the risk of virus transmission. These have included the implementation of certain patient screening protocols and the relocation of certain administrative and support personnel to a “work at home” environment. We have also changed the operating days and hours of certain of our clinics to adapt to changes in patient volumes.

Normally, only our material costs and portions of our incentive compensation expenses vary directly with changes in our business volumes from one period to the next. This has been due in part to our general practice of maintaining full time staffing levels for clinicians and non-exempt employees in our clinic and support operations. This operating practice has been necessitated by our desire to provide high levels of accessibility and service to our patients.

As a result of the COVID-19 pandemic, we have found it necessary to reduce our personnel costs in response to significant decreases in business volumes. Commencing at the start of April 2020, personnel cost reductions were implemented through (i) an average 32% decrease in the salaries of all of our exempt employees, the percentage of which varies to lower amounts for lower salaried employees up to reduction amounts ranging from 47% to 100% for our senior leadership team; (ii) the furloughing of certain employees on a voluntary and involuntary basis; (iii) the reduction of work hours for non-exempt employees; (iv) decreases in bonus, commission, and other variable incentive costs; (v) the reduction of overtime expenses; (vi) the elimination of certain open positions; (vii) a reduction in the use of contract employees, and (viii) the temporary suspension of certain auto allowances. We have communicated to our employees that reductions of exempt employee salaries could continue for up to a six month period ending on October 2, 2020 of this year. Our decision to reduce employee wages rather than to implement a more permanent reduction in force was based on our desire to retain as many employees as possible to preserve the experience, culture, and patient service capabilities of our workforce for periods subsequent to the COVID-19 pandemic. Our preference has been to collectively share in the financial hardships caused by the COVID-19 pandemic rather than to subject portions of our workforce to the full financial burden. We have not implemented reductions to employee benefits, nor do we currently intend to suspend the Company’s annual employer 401(k) match for 2020 which we would typically expect to pay in March of 2021.

We have undertaken other reductions to our other operating expenses; however, our largest category of operating expense, rent, utilities, and facilities maintenance, and which amounted to $16.2 million in the first quarter, will be difficult to meaningfully reduce in the near term.

Excluding reductions in componentry costs, which we believe will vary in a corresponding fashion with decreases in revenue, we currently estimate that these cost reduction measures will provide savings in the approximate range of $75 million to $80 million in operating expenses for the six month period ending September 30, 2020.

In addition to these reductions in operating expenses, we have elected to temporarily suspend our Supply Chain and Financial Systems implementations. We have not currently set a date for recommencement of this systems initiative, but we currently believe it is likely that the project will not recommence until at least early next year. We have also suspended construction of our new fabrication facility in Tempe, Arizona, and other projects related to the reconfiguration of our distribution facilities. These delays will correspondingly push our achievement of the financial benefits expected from them into future periods.

We believe these and other related measures will reduce our capital expenditures for the full year, which are comprised of purchases of property, plant and equipment, as well as therapeutic program equipment, to the approximate range of $30 million to $35 million, which compares to the approximately $45 million we originally planned to expend in 2020.

While we have endeavored to rapidly reduce our expenses in response to decreases in patient and business volumes, given that a substantial portion of our operating expenses are nevertheless fixed in nature, and the ongoing interest costs associated with our indebtedness, we do not currently believe we will fully offset the adverse earnings effect associated with lost revenue during the second quarter. Nevertheless, as discussed in the “Financial Condition, Liquidity and Capital Resources” section below, we do believe that our operating expense and capital project reductions, when accompanied by additional cash sources, cost mitigation and liquidity management strategies, will enable us to maintain positive liquidity throughout the remainder of 2020 and subsequent future periods.

Other Products & Services Performance Considerations

As discussed in our 2019 Form 10-K, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, several of the larger independent O&P providers we served through the distribution of componentry encountered financial difficulties during the quarter which resulted in our discontinuing distribution services to them. Generally, we believe our distribution customers encounter reimbursement pressures similar to those we experience in our own Patient Care segment and, depending on their ability to adapt to the increased claims documentation standards that have emerged in our industry, this may either limit the rate of growth of some of our customers, or otherwise affect the rate of growth we experience in our distribution of O&P componentry to independent providers. During future periods, in addition to the adverse effects of the COVID-19 pandemic discussed above, we currently believe our rate of revenue growth in this segment may decrease as we choose to limit the extent to which we distribute certain low margin orthotic products. Additionally, to the extent that we acquire independent O&P providers who are pre-existing customers of our distribution services, our revenue growth in this segment would be adversely affected as we would no longer recognize external revenue from the components we provide them.

Within our Products & Services segment, in addition to our distribution of products, we provide therapeutic equipment and services to patients at SNFs and other healthcare provider locations. Since 2016, a number of our clients, including several of our larger SNF clients, have been discontinuing their use of our therapeutic services. We believe these discontinuances relate primarily to their overall efforts to reduce the costs they bear for therapy-related services within their facilities. As a part of those terminations of service, in a number of cases, we elected to sell terminating clients the equipment that we had utilized for their locations. Within this portion of our business, we have and continue to respond to these historical trends through the expansion of our products and services offerings.

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the VA. The following is a summary of our payor mix, expressed as an approximate percentage of net revenues for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Medicare	32.5%	30.3%
Medicaid	16.2%	15.8%
Commercial Insurance/ Managed Care (excluding Medicare and Medicaid Managed Care)	34.9%	36.8%
Veterans Administration	9.4%	9.6%
Private Pay	7.0%	7.5%
Patient Care	100.0%	100.0%

Patient Care constituted 81.4% and 80.6% of our net revenues for the three months ended March 31, 2020 and 2019, respectively. Our remaining net revenues were provided by our Products & Services segment which derives its net revenues from commercial transactions with independent O&P providers, healthcare facilities, and other customers. In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

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

Commencing in late 2014 and continuing through today, we have taken a number of actions to manage disallowed revenue trends. These initiatives included: (i) the creation of a central revenue cycle management function; (ii) the resolution of issues identified in our patient management and electronic health record system; and (iii) the establishment of new clinic-level procedures and training regarding the collection of supporting documentation and the importance of diligence in our claims submission processes.

Disallowed revenue is considered an adjustment to the transaction price. Estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are presented as a reduction of net revenues. These amounts recorded in net revenues within the Patient Care segment for the three months ended March 31, 2020 and 2019 are as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	2020	2019
Gross charges	$199,953	$200,443
Less estimated implicit price concessions arising from:
Payor disallowances	8,075	8,474
Patient non-payments	1,695	1,368
Payor disallowances and patient non-payments	$9,770	$9,842
Net revenues	$190,183	$190,601

Payor disallowances	$8,075	$8,474
Patient non-payments	1,695	1,368
Payor disallowances and patient non-payments	$9,770	$9,842

Payor disallowances %	4.0%	4.2%
Patient non-payments %	0.9%	0.7%
Percent of gross charges	4.9%	4.9%

Acquisitions

We did not complete any acquisitions during the first quarter of 2020.

During 2019, we completed the following acquisitions of O&P clinics, none of which were individually material to our financial position, results of operations, or cash flows:

•	In the first quarter of 2019, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $32.8 million, of which $27.7 million was cash consideration, net of cash acquired, $4.4 million was issued in the form of notes to shareholders at fair value, and $0.7 million was additional consideration.

•	In the second quarter of 2019, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $0.5 million, of which $0.2 million was cash consideration, net of cash acquired, and $0.3 million was issued in the form of notes to shareholders at fair value.

•	In the third quarter of 2019, we completed the acquisition of all the outstanding equity interests of one O&P business and acquired the assets of another O&P business for total consideration of $3.3 million, of which $3.0 million was cash consideration, net of cash acquired, and $0.3 million was issued in the form of notes to shareholders at fair value.

•	In fourth quarter of 2019, we completed the acquisition of all the outstanding equity interests of one O&P business and acquired the assets of another O&P business for total consideration of $7.8 million, of which $5.0 million was cash consideration, net of cash acquired, and $2.8 million was issued in the form of notes to shareholders at fair value.

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

In response to the expected economic impact of the COVID-19 pandemic, we have implemented certain cost mitigation and liquidity management strategies, including the temporary delay of our acquisitions of O&P providers, subject to certain conditions and thresholds in the first amendment to our Credit Agreement entered into in May 2020. Refer to the “Financial Condition, Liquidity and Capital Resources” section for additional discussion.

New Systems Implementations

During 2019, we commenced the design, planning, and initial implementation of new financial and supply chain systems (“New Systems Implementations”), and planned to invest in new servers and software that operate as a part of our technology infrastructure. In connection with our new financial and supply chain systems, for the three months ended March 31, 2020, we have expensed $0.9 million and for the year ended December 31, 2019, we have expensed $2.9 million.

As discussed in the “Effects of the COVID-19 Pandemic” section, we have elected to temporarily delay our New Systems Implementations as part of our efforts to preserve liquidity. We have not set a date for recommencement of these systems initiatives, but currently believe it likely that the project will not recommence until at least early next year. This delay will correspondingly push our achievement of the financial benefits expected from the New Systems Implementations into subsequent periods.

As of March 31, 2020, we capitalized $4.1 million of implementation costs for cloud computing arrangements, net of accumulated amortization, and recorded in other current assets and other assets in the consolidated balance sheet.

Effect of Delay in Financial Filings

As discussed in our 2019 Form 10-K, due to prior restatements and related issues, we were delayed in the preparation and filing of our financial statements in recent years. In connection with our efforts to restate our prior financial statements, remediate our material weaknesses, regain our timely filing status, and undertake related activities, we have incurred third party professional fees in excess of the amounts we estimate that we would have otherwise incurred. The estimated professional fees associated with these efforts are as follows (in thousands):

			Balance to be Paid
For the Three Months Ended	Expensed	Paid	in Future Periods
March 31, 2019	1,649	(2,621)	2,223
June 30, 2019	1,745	(2,016)	1,952
September 30, 2019	2,136	(2,168)	1,920
December 31, 2019	3,018	(2,451)	2,487
March 31, 2020	1,639	(2,819)	1,307

During the first quarter, of 2020 we incurred approximately $1.6 million in excess professional fees in connection with the completion of our remediation activities related to our material weaknesses. Given that we completed the remediation of our material weaknesses in financial statement controls effective with the filing of our 2019 Form 10-K, we do not currently anticipate that we will incur further excess third party professional fees for these purposes in future periods.

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

Our results are also affected, to a lesser extent, by our holding of an education fair in the first quarter of each year. This one-week event is conducted to assist our clinicians in maintaining their training and certification requirements and to facilitate a national meeting with our clinical leaders. We also invite manufacturers of the componentry for the devices we fabricate to these annual events so they can demonstrate their products and otherwise assist in our training process. During the first quarter of 2020 and 2019, we spent approximately $2.3 million in each of these two years, on travel and other costs associated with this one-week event. In addition to the costs we incur associated with this annual event, we also lose the productivity of a significant portion of our clinicians during the one-week period in which this event occurs, which contributes to the lower seasonal revenue level we experience during the first quarter of each year.

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

The use of different estimates, assumptions, or judgments could have a material effect on reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period. These critical accounting policies are described in more detail in our 2019 Form 10-K, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note A - “Organization and Summary of Significant Accounting Policies” contained within these condensed consolidated financial statements.

Results of Operations

Our results of operations for the three months ended March 31, 2020 and 2019 were as follows (unaudited):

	For the Three Months Ended March 31,		Percent Change
(dollars in thousands)	2020	2019	2020 vs 2019
Net revenues	$233,739	$236,419	(1.1)%
Material costs	77,241	78,377	(1.4)%
Personnel costs	89,185	86,711	2.9%
Other operating costs	35,886	33,555	6.9%
General and administrative expenses	28,373	28,282	0.3%
Professional accounting and legal fees	3,396	2,700	25.8%
Depreciation and amortization	8,831	8,773	0.7%
Operating expenses	242,912	238,398	1.9%
Loss from operations	(9,173)	(1,979)	(363.5)%
Interest expense, net	8,269	8,538	(3.2)%
Non-service defined benefit plan expense	158	173	(8.7)%
Loss before income taxes	(17,600)	(10,690)	(64.6)%
Benefit for income taxes	(1,852)	(3,739)	50.5%
Net loss	$(15,748)	$(6,951)	(126.6)%

During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Three Months Ended March 31,
	2020	2019
Material costs	33.0%	33.2%
Personnel costs	38.2%	36.7%
Other operating costs	15.3%	14.1%
General and administrative expenses	12.1%	12.0%
Professional accounting and legal fees	1.5%	1.1%
Depreciation and amortization	3.8%	3.7%
Operating expenses	103.9%	100.8%

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Relevance of First Quarter Results to Future Periods. As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter the Company's revenues and operating results began to be adversely affected by the COVID-19 pandemic. The effects of this public health emergency on our revenues and earnings will likely cause our financial results for prospective quarters to differ in an adverse manner from the results reported for the first quarter and for comparative prior year quarters. Our discussion in this section relates to our actual first quarter results. Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.

Net revenues. Net revenues for the three months ended March 31, 2020 were $233.7 million, a decrease of $2.7 million, or 1.1%, from $236.4 million for the three months ended March 31, 2019. Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended March 31,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$190,183	$190,601	$(418)	(0.2)%
Products & Services	43,556	45,818	(2,262)	(4.9)%
Net revenues	$233,739	$236,419	$(2,680)	(1.1)%

Patient Care net revenues for the three months ended March 31, 2020 were $190.2 million, a decrease of $0.4 million, or 0.2%, from $190.6 million for the same period in the prior year. Same clinic revenues decreased $3.0 million for the three months ended March 31, 2020 compared to the same period in the prior year, reflecting a decrease of 3.2% on a per-day basis. Net revenues from acquired clinics and consolidations increased $2.9 million, and revenues from other services decreased $0.3 million.

Prosthetics constituted approximately 52% of our total Patient Care revenues for the three months ended March 31, 2020 and 51% for the same period in 2019, excluding the impact of acquisitions. Prosthetic revenues for the three months ended March 31, 2020 were 0.6% lower, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions. Orthotics, shoes, inserts, and other products decreased by 5.7% on a per-day basis compared to those of the same comparative prior periods, excluding the impact of acquisitions. Revenues were adversely affected during the quarter due to patient appointment cancellations during the last weeks of March in response to governmental suppression measures implemented in response to the COVID-19 pandemic. These cancellations resulted in an increase in the number of completed devices held in work-in-process at the end of the first quarter of 2020 as compared with the first quarter of the prior year.

Products & Services net revenues for the three months ended March 31, 2020 were $43.6 million, a decrease of $2.3 million, or 4.9% from the same period in the prior year. This decrease was comprised of a $0.8 million, or 6.0%, decrease in net revenues from therapeutic solutions, primarily as a result of the impact of historical customer lease cancellations, partially offset by lease installations in the first quarter of 2020 and a $1.5 million, or 4.5%, decrease from the distribution of O&P componentry to independent providers as the result of lower volumes due to the COVID-19 pandemic, further discussed in the “Effects of the COVID-19 Pandemic” section above.

In the latter half of March 2020, our business volumes began to be adversely affected by the COVID-19 pandemic. We believe that the decline in net revenues during the three months ended March 31, 2020 is primarily due to state and local government restrictions, social distancing and suppression measures adopted by our patients and customers, and deferral of elective surgical procedures, which resulted in a decline in physician referrals and cancellation of patient appointments. These adverse volume effects have extended into April 2020. For additional discussion, refer to the “Effects of the COVID-19 Pandemic” section.

Material costs. Material costs for the three months ended March 31, 2020 were $77.2 million, a decrease of $1.1 million or 1.4%, from the same period in the prior year. Total material costs as a percentage of net revenues decreased to 33.0% in the three months ended March 31, 2020 from 33.2% in the three months ended March 31, 2019 primarily due to changes in our Product & Services segment business and product mix. Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended March 31,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$59,677	$59,150	$527	0.9%
Products & Services	17,564	19,227	(1,663)	(8.6)%
Material costs	$77,241	$78,377	$(1,136)	(1.4)%

Patient Care material costs increased $0.5 million, or 0.9%, for the three months ended March 31, 2020 compared to the same period in the prior year as a result of our acquisitions and changes in the segment product mix. Patient Care material costs as a percent of segment net revenues increased to 31.4% for the three months ended March 31, 2020 from 31.0% for the three months ended March 31, 2019.

Products & Services material costs decreased $1.7 million, or 8.6%, for the three months ended March 31, 2020 compared to the same period in the prior year. As a percent of net revenues in the Products & Services segment, material costs were 40.3% for the three months ended March 31, 2020 as compared to 42.0% in the same period of 2019. The decrease in material as a percent of segment net revenues was due to a change in business and product mix within the segment.

Personnel costs. Personnel costs for the three months ended March 31, 2020 were $89.2 million, an increase of $2.5 million, or 2.9%, from $86.7 million for the same period in the prior year. Personnel costs by operating segment were as follows:

	For the Three Months Ended March 31,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$76,345	$73,709	$2,636	3.6%
Products & Services	12,840	13,002	(162)	(1.2)%
Personnel costs	$89,185	$86,711	$2,474	2.9%

Personnel costs for the Patient Care segment were $76.3 million for the three months ended March 31, 2020, an increase of $2.6 million, or 3.6%, from $73.7 million compared to the same period in the prior year. The increase in Patient Care personnel costs during the three months ended March 31, 2020 was primarily related to an increase in salary expense of $3.0 million due to merit increases and acquisitions, and an increase in payroll taxes of $0.3 million, offset by a decrease in benefits of $0.5 million and a decrease in bonus, commissions, and other personnel costs of $0.2 million compared to the three months ended March 31, 2019.

Personnel costs in the Products & Services segment were $12.8 million for the three months ended March 31, 2020, a decrease of $0.2 million compared to the same period in the prior year. Salary expense increased $0.1 million due to merit increases, and bonus and commissions decreased $0.3 million for the three months ended March 31, 2020 compared to the same period in the prior year.

Other operating costs. Other operating costs for the three months ended March 31, 2020 were $35.9 million, an increase of $2.3 million, or 6.9%, from $33.6 million for the same period in the prior year. Bad debt expense increased $1.9 million primarily due to higher expected losses in our Products & Services Segment as a result of the COVID-19 pandemic, rent expense increased $0.7 million from new, renewed, and acquired leases, professional fees increased $0.5 million due to investments made in certain revenue cycle management initiatives, and travel and other expenses decreased $0.8 million as compared to the same period in the prior year.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2020 were $28.4 million, an increase of $0.1 million, or 0.3%, from the same period in the prior year. Salary expense increased $0.3 million, bonus and other personnel-related costs decreased $0.5 million, and other expenses increased $0.3 million as compared to the same period in the prior year.

Professional accounting and legal fees. Professional accounting and legal fees for the three months ended March 31, 2020 were $3.4 million, an increase of $0.7 million, or 25.8%, from $2.7 million for the same period in the prior year primarily attributable to targeted efforts to remediate material weaknesses in our internal controls over financial reporting.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2020 was $8.8 million, an increase of $0.1 million, or 0.7%, from the same period in the prior year. Depreciation expense decreased $0.2 million when compared to the same period in the prior year.

Interest expense, net. Interest expense for the three months ended March 31, 2020 decreased 3.2% to $8.3 million from $8.5 million for the same period in the prior year.

Benefit for income taxes. The benefit for income taxes for the three months ended March 31, 2020 was $1.9 million, or 10.5% of loss before income taxes, compared to a benefit of $3.7 million, or 35.0% of loss before income taxes for the three months ended March 31, 2019. The effective tax rate in 2020 consisted principally of the 21% federal statutory tax rate, the rate impact from state income taxes, the windfall from share-based compensation, and permanent tax differences. The decrease in the effective tax rate for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 is primarily attributable to a lower estimated pre-tax income impacted more proportionally by nondeductible permanent items for the three months ended March 31, 2020 as compared to the prior period, as well as an increase in the windfall from share-based compensation.

We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law. Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment. As of March 31, 2020, our valuation allowance approximated $2.1 million.

The CARES Act was signed into law on March 27, 2020. The CARES Act includes various income tax provisions that affect the Company for which we have recorded $5.4 million to deferred taxes in the current quarter. We continue to examine other aspects of the CARES Act to determine whether other benefits exist that might impact our financial condition.

Financial Condition, Liquidity, and Capital Resources

Liquidity

To provide cash for our operations and capital expenditures, our immediate source of liquidity is our cash and cash equivalents, and any amounts we have available for borrowing under our revolving credit facility. We refer to the sum of these two amounts as our “liquidity.”

At March 31, 2020, we had total liquidity of $131.8 million, which reflected a decrease of $37.5 million from the $169.2 million in liquidity we had as of December 31, 2019. Our liquidity at March 31, 2020 was comprised of cash and cash equivalents of $115.9 million and $15.8 million in available borrowing capacity under our $100.0 million revolving credit facility. This decrease in liquidity primarily related to uses of cash of $37.5 million, comprised of net cash used in operations of $22.0 million, capital expenditures of $8.8 million and other investing and financing activities of $6.7 million, including $1.2 million in liquidity used for the reduction of our net indebtedness related to our Term Loan B facility. Borrowings of $79.0 million under our revolving credit facility during the three months ended March 31, 2020 did not have an impact on our overall liquidity, but reduced our available borrowing capacity under the Credit Agreement to $15.8 million.

The Credit Agreement contains customary representations and warranties, as well as financial covenants, including that the Company maintains compliance with certain leverage and interest coverage ratios. If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds under our revolving credit facility. Due to the additional borrowings under our revolving credit facility in March 2020 and in anticipation of the potential economic impact of the COVID-19 pandemic, we entered into an amendment to the Credit Agreement that provided for, among other things, increases in the allowable level of indebtedness we may carry relative to our earnings, certain restrictions regarding investments and payments we may make until the completion of the first quarter of 2021 and increases in the interest costs associated with borrowings under our revolving credit facility. We were in compliance with our debt covenants as of March 31, 2020.

For additional discussion, please refer to the Liquidity Outlook section below.

Working Capital and Days Sales Outstanding

At March 31, 2020, we had working capital of $163.1 million compared to working capital of $107.2 million at December 31, 2019. Our working capital increased $55.9 million for the three months ended March 31, 2020 due to an increase in current assets of $16.5 million and a decrease in current liabilities of $39.3 million.

The increase in current assets was primarily attributable to an increase in cash and cash equivalents of $41.5 million, which is due to borrowings of $79.0 million under our revolving credit facility, which does not require repayment until March 2023, and an increase in income tax receivables of $4.4 million, which relates to income tax relief under the CARES Act enacted in March 2020. These increases were offset by the uses of cash of $37.5 million discussed in the Liquidity section above and a decrease in accounts receivable of $30.5 million.

The decrease in current liabilities was primarily attributable a net decrease in accrued incentive compensation related costs of $38.2 million primarily due to the payment of $34.2 million in annual inventive compensation and the employer 401(k) matching contribution made during the first quarter of the year. The remainder of the decrease is attributable to other changes in current liabilities.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90-day rolling period of net revenue. This computation can provide a relative measure of the effectiveness of our billing and collections activities. Clinics acquired during the past 90-day period are excluded from the calculation. As of March 31, 2020, our DSO was 50 days, which compares to a DSO of 52 days as of March 31, 2019. One-time administrative billing changes and the impact of implementing our patient management and electronic health system in certain of our largest operating regions contributed to collection delays impacting our DSO as of March 31, 2019.

Sources and Uses of Cash for the Three Months Ended March 31, 2020 Compared to March 31, 2019

Net cash flows used in operating activities decreased $10.8 million to $22.0 million for the three months ended March 31, 2020 from net cash used in operating activities of $32.8 million for the three months ended March 31, 2019. This comparative decrease was primarily due to a $17.8 million increase in cash provided by net accounts receivable, which is largely attributable to increased Accounts receivable, net and Net revenues of $15.4 million and $16.0 million, respectively, as of and for the three months ended December 31, 2019, versus the comparable period in the prior year. This increase was partially offset by an increase in cash used for the satisfaction of Accrued compensation related costs expenses of $5.2 million and purchase of Other current assets and other assets of $2.6 million.

Cash flows used in investing activities decreased $26.5 million to $8.5 million for the three months ended March 31, 2020, from $35.0 million for the three months ended March 31, 2019. The decrease in cash used in investing activities was due to an acquisition during the first quarter of 2019 totaling $27.7 million in cash consideration. We did not close any acquisitions during the first quarter of 2020.

Cash flows provided by financing activities increased to $72.0 million for the three months ended March 31, 2020, from cash used in financing activities of $6.8 million for the three months ended March 31, 2019, an increase of $78.8 million. The increase in cash provided by financing activities is due to $79.0 million in proceeds from borrowings under our revolving credit facility.

Effect of Indebtedness

On March 6, 2018 we entered into a new Credit Agreement in order to refinance our indebtedness, as disclosed in Note L - “Debt and Other Obligations,” in the notes to the condensed consolidated financial statements contained elsewhere in this report. Our indebtedness bears reduced rates of interest compared with the indebtedness under our prior credit agreement, and as such, interest expense was lower for the three months ended March 31, 2020 as compared to the same period in the prior year. Cash paid for interest totaled $7.5 million and $7.7 million for the three months ended March 31, 2020 and 2019, respectively.

In May 2020, we entered into an amendment to the Credit Agreement (the “Amendment”) that provided for, amongst other things, an increase in the maximum Net Leverage Ratio to 5.25 to 1.00 for the fiscal quarters ended June 30, 2020 through March 31, 2021; 5.00 to 1.00 for the fiscal quarters ended June 30, 2021 through September 30, 2021; and 4.75 to 1.00 for the quarter ended December 31, 2021 and the last day of each fiscal quarter thereafter. In addition, the Amendment changed the definition of EBITDA used in the Net Leverage Ratio and minimum interest coverage ratio to adjust for declines in net revenue attributable to the COVID-19 pandemic. Borrowings under the revolving credit facility will bear interest at a variable rate equal to the greater of LIBOR or 1.00%, plus 3.75%. In addition, the Amendment contained certain restrictions and covenants that further limit our ability, and certain of our subsidiaries’ ability, to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions not financed with the proceeds of an equity offering, except that certain acquisitions are permitted after September 30, 2020, in the event we maintain certain leverage and liquidity thresholds.

Scheduled maturities of debt as of March 31, 2020 were as follows:

(in thousands)
2020 (remainder of year)	$6,223
2021	8,266
2022	6,955
2023	85,449
2024	6,190
Thereafter	471,278
Total debt before unamortized discount and debt issuance costs, net	584,361
Unamortized discount and debt issuance costs, net	(7,933)
Total debt	$576,428

Liquidity Outlook

Our Credit Agreement has a term loan facility with $494.9 million in principal outstanding at March 31, 2020, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505.0 million, with all remaining outstanding principal due at maturity in March 2025, and a revolving credit facility with $79.0 million in borrowings and available borrowing capacity of $15.8 million at March 31, 2020 that matures in March 2023. We chose to borrow $79.0 million from our revolving credit facility in March 2020 to preserve access to these funds in the event of further instability in financial markets due to the COVID-19 pandemic.

Historically, our primary sources of liquidity are cash and cash equivalents, and available borrowings under our revolving credit facility. Due to the economic and social activity impacts outlined in the “Effects of the COVID-19 Pandemic” section above, we expect that the resulting disruption will have an adverse impact on the Company’s operations, financial condition, and results of operations. While we believe the business disruption will be temporary, we cannot predict the extent or duration of the COVID-19 pandemic, when state and local restrictions will be lifted or when patients will resume their normal healthcare treatment activities. In response to the expected decline in cash flows from operations, the Company has implemented certain cost mitigation and liquidity management strategies including, but not limited to, reductions in componentry purchases, salary reductions for all exempt employees, the furloughing of certain employees, reductions in non-exempt employee hours, reductions in bonus and commission expenses, the temporary reduction in operating hours and days of clinics, reducing other operating expenses, deferring the implementation of our New Systems Implementations, temporarily delaying the Company’s acquisition of O&P providers, and extending the payment terms for certain vendors. These measures have been taken in an effort to preserve liquidity in a manner sufficient to provide for the Company's ability to respond to the adverse cash flow pressures likely to be caused by the COVID-19 pandemic. Please refer to the "Effects of the COVID-19 Pandemic" section above for our current estimates of the amounts of operating and capital expenditure reductions provided through these measures.

On March 27, 2020, the CARES Act was enacted into law in response to the COVID-19 pandemic. In April 2020, the Company received $15.8 million in government grants (the “Grant”) under the CARES Act to compensate for health-care related expenses and lost revenues associated with the COVID-19 pandemic. The terms and conditions of the Grant require the Company to certify the proceeds received under the Grant are for health-care related expenses or lost revenues attributable to the COVID-19 pandemic, as well as certain administrative reporting requirements related to the use of proceeds from the Grant. In addition, the CARES Act allows Companies to defer paying the employer portion of applicable payroll taxes from the effective date of the CARES Act through December 31, 2020. The total amount of the deferral would be due in two equal installments on December 31, 2021 and December 31, 2022. Under this provision of the CARES Act, the Company expects to defer payment of approximately $10.9 million in payroll taxes.

While we currently do not anticipate the need to do so, if the COVID-19 pandemic causes adverse cash flow and liquidity trends greater than those we currently expect and have planned for, we may find it necessary to seek additional borrowings to fund our operations. If we were to do so, given current credit market conditions, we may find that such additional borrowings are not available at that time, and if they are available, that the interest costs of such borrowings and effects on the costs of our existing borrowings could be significantly higher than the costs we currently pay under our existing Credit Agreement. Additionally, while we do not currently have the need or intention to do so, if necessary the Company may extend its accounts payable and payment of other obligations to address any such funding shortage.

Going Concern Evaluation

During each financial reporting period, in accordance with ASU 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), we perform an assessment of whether conditions exist that could raise substantial doubt regarding the Company's ability to continue as a going concern. Commensurate with the onset of the COVID-19 pandemic, we developed projections to evaluate the possible adverse impact that decreases in business volumes caused by the pandemic could have on our financial condition. Those projections, when combined with additional borrowings under our revolving credit facility, indicated that the Company could become non-compliant with the net leverage ratio financial covenant of its Credit Agreement as early as the second quarter of 2020. In connection with those projections, as discussed in the ‘Liquidity Outlook’ section, the Company implemented a number of cost mitigation and liquidity management strategies in late March and early April 2020. In addition, and as discussed in the ‘Liquidity’ section, in May 2020 the Company entered into an amendment to the Credit Agreement that increased its allowable maximum net leverage ratio covenant for the term of the Credit Agreement. This amendment is further discussed in Note L - “Debt and Other Obligations.” While the Company cannot forecast with certainty the ultimate extent of the impacts from or the duration of the COVID-19 pandemic, or the degree to which the cost mitigation and liquidity management strategies it has implemented will offset declines in its cash flows caused by the COVID-19 pandemic, we currently believe that these measures, when accompanied if necessary by additional funding sources, if available, and further cost reduction actions, will enable us to maintain sufficient liquidity for at least the twelve month period following the issuance date of these condensed consolidated financial statements. Accordingly, we have performed our evaluation under ASU 2014-15 and concluded that the substantial doubt raised by the forecasted impacts of the COVID-19 pandemic have been alleviated.

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

As of March 31, 2020, we had a combined principal amount of $494.9 million of variable rate debt and a notional amount of $312.5 million of fixed to variable interest rate swap agreements. Based on our hedged and unhedged positions, a hypothetical increase or decrease in interest rates by 1.0% would impact our annual interest expense by $2.5 million.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no material changes to our internal controls over financial reporting during the period ended March 31, 2020.

Therefore, in accordance with Rule 13a-15(d) of the Exchange Act and with the participation of our Chief Executive Officer and our Chief Financial Officer, management determined there have been no material changes to our internal control over financial reporting during the period ended March 31, 2020.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or results of operations. In the first quarter of 2020, we identified the following additional risk factor, which supplements those discussed in our Form 10-K:

The Company’s financial condition and results of operations for fiscal year 2020 and beyond may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak.

The outbreak of the novel coronavirus (COVID-19) has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the United States. The full extent to which the COVID-19 outbreak will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge concerning COVID-19 and the actions by governmental entities or others to contain it or treat its impact.

To date, we have experienced a significant reduction in the number of patients that we are treating in our patient care clinics.  A significant portion of this decline has been due to patients determining voluntarily to wait for various reasons, including concerns regarding their own health and safety, for appointments and procedures, both with us and with their referring physicians, that the patient deems to be non-urgent or otherwise able to be deferred or postponed. In response to this decline in patients, in certain areas we have reduced our operating hours or temporarily closed certain of our clinics.

We believe that these patient volume declines primarily reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for our services. Given the general necessity of the services that our patient care clinics provide, we anticipate that this deferral of services may create a backlog of demand in the future, in addition to the resumption of historically normal activity; however, there is no assurance that either will occur.  We may also require an increased level of working capital if we experience extended billing and collection cycles as a result of displaced employees, delayed reimbursement by governmental or private payers, delayed revenue cycle management procedures, or otherwise.  We may also face a shortage in products within our supply chain now or in the future, which could impact our ability to service our patients in our clinics on a timely basis or at all.

Our management of the impact of COVID-19 has and will continue to require significant investment of time from our management and employees, as well as resources across our enterprise. The focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward existing or new initiatives or investments, which could have a material adverse impact on our results of operations.

Further, the impacts of COVID-19 have caused significant uncertainty and volatility in the credit markets. If our access to capital were to become significantly constrained, or if costs of capital increased significantly due the impact of COVID-19 including, volatility in the capital markets, a reduction in our credit ratings or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

The foregoing and other continued disruptions to our business as a result of COVID-19 has had and could continue to have a material adverse effect on our business, results of operations, and financial condition during 2020 and potentially in future years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no share repurchase activity during the three months ended March 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the three months ended March 31, 2020.

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

HANGER, INC.

Dated: May 7, 2020	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and Chief Financial Officer

Dated: May 7, 2020	By:	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer