Form 10-Q
period 2020-06-30
HANGER, INC.
filed 2020-08-05
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of July 28, 2020, the registrant had 38,100,757 shares of its Common Stock outstanding.

ii

PART 1.FINANCIAL INFORMATION

HANGER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

(Unaudited)

	As of June 30,	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$129,853	$74,419
Accounts receivable, net	115,575	159,359
Inventories	65,152	68,204
Income taxes receivable	4,409	—
Other current assets	16,740	13,673
Total current assets	331,729	315,655

Non-current assets:
Property, plant, and equipment, net	90,195	84,057
Goodwill	271,646	232,244
Other intangible assets, net	20,841	17,952
Deferred income taxes	73,036	70,481
Operating lease right-of-use assets	127,725	110,559
Other assets	14,811	11,305
Total assets	$929,983	$842,253

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$27,501	$8,752
Accounts payable	51,449	48,477
Accrued expenses and other current liabilities	68,196	55,825
Accrued compensation related costs	45,653	61,010
Current portion of operating lease liabilities	33,839	34,342
Total current liabilities	226,638	208,406

Long-term liabilities:
Long-term debt, less current portion	516,507	490,121
Operating lease liabilities	108,489	88,418
Other liabilities	57,501	45,804
Total liabilities	909,135	832,749
Commitments and contingencies (Note Q)
Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 38,275,378 shares issued and 38,132,557 shares outstanding at 2020, and 37,602,873 shares issued and 37,460,052 shares outstanding at 2019, respectively	383	376
Additional paid-in capital	360,014	354,326
Accumulated other comprehensive loss	(21,970)	(12,551)
Accumulated deficit	(316,883)	(331,951)
Treasury stock, at cost; 142,821 shares at 2020 and 2019, respectively	(696)	(696)
Total shareholders’ equity	20,848	9,504
Total liabilities and shareholders’ equity	$929,983	$842,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues	$233,434	$281,098	$467,173	$517,517
Material costs	69,972	91,399	147,213	169,776
Personnel costs	73,822	91,490	163,007	178,201
Other operating costs	8,277	33,741	44,163	67,296
General and administrative expenses	31,874	29,358	60,247	57,640
Professional accounting and legal fees	1,749	3,247	5,145	5,947
Depreciation and amortization	8,879	8,760	17,710	17,533
Income from operations	38,861	23,103	29,688	21,124
Interest expense, net	8,636	8,481	16,906	17,019
Non-service defined benefit plan expense	158	173	316	346
Income before income taxes	30,067	14,449	12,466	3,759
(Benefit) provision for income taxes	(987)	4,414	(2,840)	675
Net income	$31,054	$10,035	$15,306	$3,084

Basic and Diluted Per Common Share Data:
Basic income per share	$0.82	$0.27	$0.41	$0.08
Weighted average shares used to compute basic earnings per common share	37,958,408	37,299,766	37,749,930	37,151,694
Diluted income per share	$0.81	$0.26	$0.40	$0.08
Weighted average shares used to compute diluted earnings per common share	38,325,872	37,887,559	38,424,334	37,889,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$31,054	$10,035	$15,306	$3,084

Other comprehensive loss:
Unrealized loss on cash flow hedges, net of tax benefit of ($182), ($1,476), ($2,997), and ($2,400), respectively	$(573)	$(4,688)	$(9,475)	$(7,624)
Unrealized gain on defined benefit plan, net of tax provision of $9, $2, $18, and $4, respectively	27	6	56	12
Total other comprehensive loss	(546)	(4,682)	(9,419)	(7,612)
Comprehensive income (loss)	$30,508	$5,353	$5,887	$(4,528)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(dollars and share amounts in thousands)

(Unaudited)

		Common		Accumulated
	Common	Stock,	Additional	Other
	Shares,	Par	Paid-in	Comprehensive	Accumulated	Treasury
	Balance	Value	Capital	Loss	Deficit	Stock	Total
Balance, December 31, 2019	37,460	$376	$354,326	$(12,551)	$(331,951)	$(696)	$9,504
Cumulative effect of a change in accounting for credit losses	—	—	—	—	(238)	—	(238)
Balance, January 1, 2020	37,460	376	354,326	(12,551)	(332,189)	(696)	9,266
Net loss	—	—	—	—	(15,748)	—	(15,748)
Share-based compensation expense	—	—	3,501	—	—	—	3,501
Issuance of common stock upon vesting of restricted stock units	354	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(4,146)	—	—	—	(4,146)
Total other comprehensive loss	—	—	—	(8,873)	—	—	(8,873)
Balance, March 31, 2020	37,814	$380	$353,677	$(21,424)	$(347,937)	$(696)	$(16,000)
Net income	—	—	—	—	31,054	—	31,054
Share-based compensation expense	—	—	8,984	—	—	—	8,984
Issuance in connection with the exercise of stock options	3	—	38	—	—	—	38
Issuance of common stock upon vesting of restricted stock units	316	3	(3)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(2,682)	—	—	—	(2,682)
Total other comprehensive loss	—	—	—	(546)	—	—	(546)
Balance, June 30, 2020	38,133	$383	$360,014	$(21,970)	$(316,883)	$(696)	$20,848

		Common		Accumulated
	Common	Stock,	Additional	Other
	Shares,	Par	Paid-in	Comprehensive	Accumulated	Treasury
	Balance	Value	Capital	Loss	Deficit	Stock	Total
Balance, December 31, 2018	36,921	$371	$343,955	$(4,531)	$(361,023)	$(696)	$(21,924)
Cumulative effect of a change in accounting for leases	—	—	—	—	1,547	—	1,547
Balance, January 1, 2019	36,921	371	343,955	(4,531)	(359,476)	(696)	(20,377)
Net loss	—	—	—	—	(6,951)	—	(6,951)
Share-based compensation expense	—	—	3,265	—	—	—	3,265
Issuance of common stock upon vesting of restricted stock units	350	3	(3)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(3,626)	—	—	—	(3,626)
Total other comprehensive loss	—	—	—	(2,930)	—	—	(2,930)
Balance,March 31, 2019	37,271	$374	$343,591	$(7,461)	$(366,427)	$(696)	$(30,619)
Net income	—	—	—	—	10,035	—	10,035
Share-based compensation expense	—	—	3,450	—	—	—	3,450
Issuance of common stock upon vesting of restricted stock units	64	1	(1)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(28)	—	—	—	(28)
Total other comprehensive loss	—	—	—	(4,682)	—	—	(4,682)
Balance, June 30, 2019	37,335	$375	$347,012	$(12,143)	$(356,392)	$(696)	$(21,844)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows provided by (used in) operating activities:
Net income	$15,306	$3,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,710	17,533
Provision for doubtful accounts	1,084	304
Share-based compensation expense	12,485	6,715
Deferred income taxes	(9)	779
Amortization of debt discounts and issuance costs	936	797
Gain on sale and disposal of fixed assets	(531)	(792)
Changes in operating assets and liabilities:
Accounts receivable, net	44,917	(1,010)
Inventories	5,072	(1,862)
Other current assets and other assets	(4,882)	(1,100)
Income taxes	(5,278)	(1,339)
Accounts payable	305	(3,208)
Accrued expenses and other current liabilities	2,393	(2,778)
Accrued compensation related costs	(15,536)	(17,901)
Other liabilities	3,686	(1,871)
Operating lease liabilities, net of amortization of right-of-use assets	2,403	(890)
Changes in operating assets and liabilities:	33,080	(31,959)
Net cash provided by (used in) operating activities	80,061	(3,539)
Cash flows used in investing activities:
Acquisitions, net of cash acquired	(16,788)	(27,916)
Purchase of property, plant, and equipment	(15,742)	(14,806)
Purchase of therapeutic program equipment leased to third parties under operating leases	(3,065)	(3,530)
Proceeds from sale of property, plant, and equipment	1,134	1,476
Purchase of company-owned life insurance investment	(250)	—
Net cash used in investing activities	(34,711)	(44,776)
Cash flows provided by (used in) financing activities:
Borrowings under revolving credit agreement	79,000	—
Repayment of borrowings under revolving credit agreement	(57,000)	—
Repayment of term loan	(2,525)	(2,525)
Payment of employee taxes on share-based compensation	(6,828)	(3,654)
Payment on seller notes	(1,799)	(2,162)
Payments of financing lease obligations	(314)	(229)
Payments under vendor financing arrangements	(275)	—
Payment of debt issuance costs	(214)	—
Proceeds from the exercise of options	39	—
Net cash provided by (used in) financing activities	10,084	(8,570)
Increase (decrease) in cash and cash equivalents	55,434	(56,885)
Cash and cash equivalents at beginning of period	74,419	95,114
Cash and cash equivalents at end of period	$129,853	$38,229

Non-cash financing and investing activities:
Seller notes, deferred payment obligations and additional consideration related to acquisitions	$29,393	$5,345
Purchase of property, plant, and equipment in accounts payable at period end	4,659	3,437
Purchase of property, plant, and equipment through vendor financing	—	2,200
Right-of-use assets obtained in exchange for finance lease obligations	1,335	209

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

Recent Developments Regarding COVID-19

We are subject to risks and uncertainties as a result of the outbreak of the novel coronavirus (“COVID-19”) pandemic (“COVID-19 pandemic”).  The extent and duration of the impact of the COVID-19 pandemic on our operations and financial condition are highly uncertain and difficult to predict, as viral infections continue to increase and information is rapidly evolving.  We believe that our patients are deferring visits to our O&P clinics as well as elective surgical procedures, both of which impact our business volumes through decreased patient encounters and physician referrals.  Furthermore, capital markets and the economy have been disrupted by the COVID-19 pandemic, and it still remains possible that it could cause a recessionary environment impacting the healthcare industry generally, including the O&P industry.  The continuing economic disruption has had and could have a  continuing material adverse effect on our business, as the duration and extent of state and local government restrictions impacting our patients’ ability or willingness to visit our O&P clinics and those of our customers, is unknown.  The United States government has responded with fiscal policy measures intended to support the healthcare industry and economy as a whole, including the passage of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in March 2020.  We continue to monitor the provisions of the CARES Act and their application to us, as well as future governmental policies and their impact on our business; however, the magnitude and overall effectiveness of such policies to us and the economy as a whole remains uncertain.

CARES Act

The CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $100.0 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities and Medicare- and Medicaid- enrolled suppliers and institutional providers.  The purpose of these funds is to reimburse providers for lost revenue and health-care related expenses that are attributable to the COVID-19 pandemic. In April 2020, the U.S. Department of Health and Human Services (“HHS”) began making payments to healthcare providers from the $100.0 billion appropriation.  These are payments, rather than loans, to healthcare providers, and will not need to be repaid.

During the second quarter of 2020, we recognized a benefit of $20.5 million in our Statement of Operations within Other operating costs for a portion of the grant proceeds we received under the CARES Act (“Grants”) from HHS. We recognize income related to grants on a systematic and rational basis when it becomes probable that we have complied with the terms and conditions of the grant and in the period in which the corresponding costs or income related to the grant are recognized. We recognized the benefit from the Grants within Other operating costs in our Patient Care segment. As of June 30, 2020, we have recorded a liability of $3.5 million within Accrued expenses and other liabilities in the condensed consolidated balance sheet related to proceeds from the Grants for amounts that have not met the recognition criteria in accordance with our accounting policy.

The CARES Act also provides for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allow us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We deferred $3.0 million of payroll taxes within Other liabilities in the condensed consolidated balance sheet as of June 30, 2020.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Among other provisions, this ASU removes the exception that limited the income tax benefit recognized in the interim period in cases when the year-to-date loss exceeds the anticipated loss for the year.  Adoption of this standard is effective beginning January 1, 2021, but as early adoption is permitted, we have selected to adopt this standard effective January 1, 2020. There was no material impact on our condensed consolidated financial position, results of operations, or cash flows due to the adoption.

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

Note B — Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units, and performance-based units calculated using the treasury stock method.  Total anti-dilutive shares excluded from diluted earnings per share were 118,525 and 17,864 for the three and six months ended June 30, 2020, and zero for the three and six months ended June 30, 2019.

Our Credit Agreement (as defined below) restricts the payment of dividends or other distributions to our shareholders by us or any of our subsidiaries. See Note L - “Debt and Other Obligations” within these condensed consolidated financial statements.

The reconciliation of the numerators and denominators used to calculate basic and diluted net loss per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands except share and per share amounts)	2020	2019	2020	2019
Net income	$31,054	$10,035	$15,306	$3,084

Weighted average shares outstanding - basic	37,958,408	37,299,766	37,749,930	37,151,694
Effect of potentially dilutive restricted stock units and options	367,464	587,793	674,404	737,892
Weighted average shares outstanding - diluted	38,325,872	37,887,559	38,424,334	37,889,586

Basic income per share	$0.82	$0.27	$0.41	$0.08

Diluted income per share	$0.81	$0.26	$0.40	$0.08

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

The following table disaggregates revenue from contracts with customers in our Patient Care segment for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Patient Care Segment
Medicare	$64,191	$75,640	$125,916	$133,416
Medicaid	31,243	37,344	62,071	67,491
Commercial Insurance/ Managed Care (excluding Medicare and Medicaid Managed Care)	70,828	78,808	137,268	149,026
Veterans Administration	16,826	22,497	34,718	40,819
Private Pay	12,771	16,879	26,069	31,017
Total	$195,859	$231,168	$386,042	$421,769

The impact to revenue related to prior period performance obligations was not material for the three and six months ended June 30, 2020 and 2019.

Products & Services Segment

Revenue in our Products & Services segment is derived from the distribution of O&P components and from therapeutic solutions, which includes the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.

The following table disaggregates revenue from contracts with customers in our Product & Services segment for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$26,527	$37,662	$58,217	$70,857
Therapeutic solutions	11,048	12,268	22,914	24,891
Total	$37,575	$49,930	$81,131	$95,748

Note D — Accounts Receivable, Net

Accounts receivable, net represents outstanding amounts we expect to collect from the transfer of our products and services.  Principally, these amounts are comprised of receivables from Medicare, Medicaid, and commercial insurance plans.  Our accounts receivable represents amounts outstanding from our gross charges, net of contractual discounts, sales returns, and other implicit price concessions including estimates for payor disallowances and patient non-payments.

We are exposed to credit losses primarily through our accounts receivable. These receivables are short in nature because their due date varies between due upon receipt of invoice and 90 days. We assess our receivables, divide them into similar risk pools, and monitor our ongoing credit exposure through active review of our aging buckets. Our activities include timely account reconciliations, dispute resolution, and payment confirmations.  We also employ collection agencies and legal counsel to pursue recovery of defaulted receivables.

As part of the new accounting standard discussed in Note A - “Organization and Summary of Significant Accounting Policies,” our expected loss methodology is developed using historical liquidation rates, current and future economic and market conditions, and a review of the current status of our patients and customers' trade accounts receivable balances. We also grouped our receivables into similar risk pools to better measure the risks for each pool. After evaluating the risk for each pool, we determined that additional credit loss risk was immaterial for the Patient Care segment.  For the Products & Services segment, an allowance for doubtful accounts is recorded, which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.”  As of June 30, 2020, we have considered the current and future economic and market conditions resulting in an increase to the allowance for doubtful accounts by approximately $0.9 million since December 31, 2019.

Accounts receivable, net as of June 30, 2020 and December 31, 2019 is comprised of the following:

	As of June 30, 2020			As of December 31, 2019
		Products &			Products &
(in thousands)	Patient Care	Services	Consolidated	Patient Care	Services	Consolidated
Gross charges before estimates for implicit price concessions	$156,641	$20,534	$177,175	$202,132	$27,551	$229,683
Less estimates for implicit price concessions:
Payor disallowances	(49,926)	—	(49,926)	(58,094)	—	(58,094)
Patient non-payments	(8,119)	—	(8,119)	(9,589)	—	(9,589)
Accounts receivable, gross	98,596	20,534	119,130	134,449	27,551	162,000
Allowance for doubtful accounts	—	(3,555)	(3,555)	—	(2,641)	(2,641)
Accounts receivable, net	$98,596	$16,979	$115,575	$134,449	$24,910	$159,359

Note E — Inventories

Our inventories are comprised of the following:

	As of June 30,	As of December 31,
(in thousands)	2020	2019
Raw materials	$19,684	$20,574
Work in process	13,887	10,165
Finished goods	31,581	37,465
Total inventories	$65,152	$68,204

Note F — Property, Plant, and Equipment, Net

Property, plant, and equipment, net were comprised of the following:

	As of June 30,	As of December 31,
(in thousands)	2020	2019
Land	$554	$634
Buildings	3,747	4,110
Furniture and fixtures	14,705	13,835
Machinery and equipment	26,315	25,438
Equipment leased to third parties under operating leases	29,110	29,217
Leasehold improvements	137,273	131,617
Computers and software	78,732	75,540
Total property, plant, and equipment, gross	290,436	280,391
Less: accumulated depreciation and amortization	(200,241)	(196,334)
Total property, plant, and equipment, net	$90,195	$84,057

Total depreciation expense was approximately $7.1 million and $14.4 million for the three and six months ended June 30, 2020 and $7.6 million and $15.1 million for the three and six months ended June 30, 2019, respectively. Total amortization of finance right-of-use assets was approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2020 and $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.

Note G — Acquisitions

2020 Acquisition Activity

On April 1, 2020, we acquired all of the outstanding equity interests of an O&P business for total consideration of $46.1 million at fair value, of which $16.8 million was cash consideration, net of cash acquired, $21.9 million was issued in the form of notes to the former shareholders, $3.5 million in the form of a deferred payment obligation to the former shareholders and $3.9 million in additional consideration.  Of the $21.9 million in notes issued to the former shareholders, approximately $18.1 million of the notes are payable in October 2020 in a lump sum payment and the remaining $3.8 million of the notes are payable in annual installments over a period of three years on the anniversary date of the acquisition.  Payments totaling $3.5 million under the deferred payment obligation are due in annual installments beginning in the fourth year following the acquisition and for three years thereafter.  Additional consideration includes approximately $3.5 million in liabilities incurred to the shareholders as part of the business combination payable in October 2020 and is included in Accrued expenses and other liabilities in the condensed consolidated balance sheet. The remaining $0.4 million in additional consideration represents the effective settlement of amounts due to us from the acquired O&P business as of the acquisition date. We completed the acquisition with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of high quality O&P providers.

We accounted for this transaction under the acquisition method of accounting and have reported the results of operations of the acquisition as of the date of the acquisition. We based the estimated fair values of intangible assets on an income approach utilizing primarily discounted cash flow techniques for non-compete agreements and an income approach utilizing the excess earnings method for customer relationships. The income approach utilizes management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions.  Other significant judgments used in the valuation of tangible assets acquired in the acquisition include estimated selling price of inventory and estimated replacement cost for acquired property, plant, and equipment.  For all other assets acquired and liabilities assumed, the fair value reflects the carrying value of the asset or liability due to their short maturity. We recorded the excess of the fair value of the consideration transferred in the acquisition over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities, anticipated synergies through the scale of our O&P operations, and the assembled workforce.  We expect that substantially all of the Goodwill, which has been assigned to our Patient Care reporting unit, will not be deductible for federal income tax purposes.

Acquisition-related costs of $0.0 million and $0.4 million for the three and six months ended June 30, 2020 related to the acquisition are included in General and administrative expenses in our consolidated statement of operations.

We have not presented pro forma combined results for this acquisition because the impact on previously reported statements of operations would not have been material.

Purchase Price Allocation

We have performed a preliminary valuation analysis of the fair market value of the assets acquired and liabilities assumed in the acquisition.  The final purchase price allocation will be determined when we have completed and fully reviewed the detailed valuations and could differ materially from the preliminary allocations.  The final allocations may include changes in allocations of acquired intangible assets as well as goodwill and other changes to assets and liabilities, including deferred taxes.  The estimated useful lives of acquired intangible assets are also preliminary.

The aggregate purchase price of this acquisition was allocated on a preliminary basis as follows:

(in thousands)
Cash paid, net of cash acquired	$16,762
Issuance of seller notes at fair value	21,941
Deferred payment obligation at fair value	3,468
Additional consideration, net	3,948
Aggregate purchase price	46,119

Accounts receivable	3,180
Inventories	2,020
Customer relationships (Weighted average useful life of 5.0 years)	5,700
Non-compete agreements (Weighted average useful life of 5.0 years)	200
Other assets and liabilities, net	(4,367)
Net assets acquired	6,733
Goodwill	$39,386

Right-of-use assets and lease liabilities related to operating leases recognized in connection with acquisitions completed for the six months ended June 30, 2020 was $4.7 million.

2019 Acquisition Activity

During 2019, we completed the following acquisitions of O&P clinics, none of which were individually material to our financial position, results of operations, or cash flows.  We completed each acquisition with the intention of expanding the geographic footprint of our patient care offerings through the acquisitions of high quality O&P providers.

●	In the first quarter of 2019, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $32.8 million, of which $27.7 million was cash consideration, net of cash acquired, $4.4 million was issued in the form of notes to shareholders at fair value, and $0.7 million was additional consideration.

●	In the second quarter of 2019, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $0.5 million, of which $0.2 million was cash consideration, net of cash acquired, and $0.3 million was issued in the form of notes to shareholders at fair value.

●	In the third quarter of 2019, we completed the acquisition of all the outstanding equity interests of one O&P business and acquired the assets of another O&P business for total consideration of $3.3 million, of which $3.0 million was cash consideration, net of cash acquired, and $0.3 million was issued in the form of notes to shareholders at fair value.

●	In the fourth quarter of 2019, we completed the acquisition of all the outstanding equity interests of one O&P business and acquired the assets of another O&P business for total consideration of $7.8 million, of which $5.0 million was cash consideration, net of cash acquired, and $2.8 million was issued in the form of notes to shareholders at fair value.

The aggregate purchase price for these acquisitions was allocated as follows:

(in thousands)
Cash paid, net of cash acquired	$35,909
Issuance of seller notes at fair value	7,835
Additional consideration, net(1)	626
Aggregate purchase price	44,370

Accounts receivable	4,128
Inventories	2,081
Customer relationships (Weighted average useful life of 4.7 years)	7,038
Non-compete agreements (Weighted average useful life of 4.9 years)	350
Other assets and liabilities, net	(2,983)
Net assets acquired	10,614
Goodwill	$33,756

(1)	Approximately $0.7 million of additional consideration represents payments made during the third quarter related to certain tax elections with the seller, offset by an immaterial amount of favorable working capital adjustments.

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

The following table summarizes the activity in goodwill for the periods indicated:

	For the Six Months Ended June 30, 2020
	Patient Care			Products & Services			Consolidated
	Goodwill,	Accumulated	Goodwill,	Goodwill,	Accumulated	Goodwill,	Goodwill,	Accumulated	Goodwill,
(in thousands)	Gross	Impairment	Net	Gross	Impairment	Net	Gross	Impairment	Net
As of December 31, 2019	$660,912	$(428,668)	$232,244	$139,299	$(139,299)	$—	$800,211	$(567,967)	$232,244
Additions from acquisitions	39,386	—	39,386	—	—	—	39,386	—	39,386
Measurement period adjustments(1)	16	—	16	—	—	—	16	—	16
As of June 30, 2020	$700,314	$(428,668)	$271,646	$139,299	$(139,299)	$—	$839,613	$(567,967)	$271,646

(1)	Measurement period adjustments relate to 2019 acquisitions.

	For the Year Ended December 31, 2019
	Patient Care			Products & Services			Consolidated
	Goodwill,	Accumulated	Goodwill,	Goodwill,	Accumulated	Goodwill,	Goodwill,	Accumulated	Goodwill,
(in thousands)	Gross	Impairment	Net	Gross	Impairment	Net	Gross	Impairment	Net
As of December 31, 2018	$627,410	$(428,668)	$198,742	$139,299	$(139,299)	$—	$766,709	$(567,967)	$198,742
Additions from acquisitions	35,926	—	35,926	—	—	—	35,926	—	35,926
Measurement period adjustments (1)	(2,424)	—	(2,424)	—	—	—	(2,424)	—	(2,424)
As of December 31, 2019	$660,912	$(428,668)	$232,244	$139,299	$(139,299)	$—	$800,211	$(567,967)	$232,244

(1)	Measurement period adjustments relate to 2019 and 2018 acquisitions of approximately $2.1 million and $0.3 million, respectively, and are primarily attributable to adjustments to the preliminary allocations of customer relationship intangibles.

The balances related to intangible assets as of June 30, 2020 and December 31, 2019 are as follows:

	As of June 30, 2020
	Gross Carrying	Accumulated	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Impairment	Amount
Customer lists	$38,472	$(25,389)	$—	$13,083
Trade name	255	(164)	—	91
Patents and other intangibles	9,011	(5,461)	—	3,550
Definite-lived intangible assets	47,738	(31,014)	—	16,724
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$56,808	$(31,014)	$(4,953)	$20,841

	As of December 31, 2019
	Gross Carrying	Accumulated	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Impairment	Amount
Customer lists	$32,772	$(22,726)	$—	$10,046
Trade name	255	(151)	—	104
Patents and other intangibles	9,188	(5,503)	—	3,685
Definite-lived intangible assets	42,215	(28,380)	—	13,835
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$51,285	$(28,380)	$(4,953)	$17,952

Amortization expense related to other intangible assets was approximately $1.6 million and $3.0 million for the three and six months ended June 30, 2020 and $1.1 million and $2.2 million for the three and six months ended June 30, 2019.

Estimated aggregate amortization expense for definite-lived intangible assets for each of the next five years ended December 31, and thereafter is as follows:

(in thousands)
2020 (remainder of the year)	$3,056
2021	3,755
2022	3,688
2023	3,444
2024	1,961
Thereafter	820
Total	$16,724

Note I — Other Current Assets and Other Assets

Other current assets consist of the following:

	As of June 30,	As of December 31,
(in thousands)	2020	2019
Non-trade receivables	$9,290	$6,711
Prepaid maintenance	2,894	2,767
Prepaid insurance	1,641	264
Other prepaid assets	2,915	3,931
Total other current assets	$16,740	$13,673

Other assets consist of the following:

	As of June 30,	As of December 31,
(in thousands)	2020	2019
Implementation costs for cloud computing arrangements	$4,553	$1,964
Cash surrender value of company-owned life insurance	3,454	3,253
Finance lease right-of-use assets	2,322	1,488
Deposits	2,093	1,893
Non-trade receivables	1,827	2,398
Other	562	309
Total other assets	$14,811	$11,305

Note J — Accrued Expenses and Other Current Liabilities and Other Liabilities

Accrued expenses and other current liabilities consist of:

	As of June 30,	As of December 31,
(in thousands)	2020	2019
Patient prepayments, deposits, and refunds payable	$26,345	$24,183
Accrued sales taxes and other taxes	9,802	8,543
Derivative liability	7,814	3,516
Insurance and self-insurance accruals	7,584	8,033
Liabilities incurred to seller in acquisitions	3,583	—
Accrued professional fees	1,584	2,533
Accrued interest payable	565	266
Other current liabilities	10,919	8,751
Total	$68,196	$55,825

Other liabilities consist of:

	As of June 30,	As of December 31,
(in thousands)	2020	2019
Supplemental executive retirement plan obligations	$19,607	$20,851
Derivative liability	17,996	9,821
Long-term insurance accruals	7,511	7,424
Unrecognized tax benefits	7,843	5,296
Other	4,544	2,412
Total	$57,501	$45,804

Note K — Income Taxes

We recorded a benefit for income taxes of $1.0 million and $2.8 million for the three and six months ended June 30, 2020. The effective tax rate was -3.3% and -22.8% for the three and six months ended June 30, 2020.  We recorded a provision for income taxes of $4.4 million and $0.7 million for the three and six months ended June 30, 2019.  The effective tax rate was 30.5% and 18.0% for the three and six months ended June 30, 2019.

The decrease in the effective tax rate for the three months and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019 is primarily attributable to the recognition of research and development tax credits for the current and prior years in the current quarter, partially offset by a shortfall from share-based compensation. Our effective tax rate for the three and six months ended June 30, 2020 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses and research and development tax credits. Our effective tax rate for the three and six months ended June 30, 2019 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses.

During the second quarter of 2020, we completed a study of qualifying research and development expenses resulting in the recognition of tax benefits of $2.1 million, net of tax reserves, related to the current year and $6.3 million, net of tax reserves, related to the prior years. We recorded the tax benefit, before tax reserves, as a deferred tax asset in the second quarter of 2020.

The CARES Act, which was enacted on March 27, 2020, includes changes to certain tax laws related to the deductibility of interest expense and depreciation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. This legislation had the effect of increasing our deferred income taxes and decreasing our current income taxes payable by approximately $5.4 million. The CARES Act allowed for bonus depreciation on certain types of qualified property and the provision for an increase in the amounts allowed for interest expense for tax years beginning January 1, 2019. We continue to evaluate other aspects of the CARES Act to determine whether other tax benefits are available.

Note L — Debt and Other Obligations

Debt consists of the following:

(in thousands)	As of June 30, 2020	As of December 31, 2019
Debt:
Term Loan B	$493,638	$496,163
Revolving credit facility	22,000	—
Seller notes	29,610	9,005
Deferred payment obligation	4,000	—
Finance lease liabilities and other	3,152	2,033
Total debt before unamortized discount and debt issuance costs	552,400	507,201
Unamortized discount and debt issuance costs, net	(8,392)	(8,328)
Total debt	$544,008	$498,873

Current portion of long-term debt:
Term Loan B	$5,050	$5,050
Seller notes	21,710	3,175
Finance lease liabilities and other	741	527
Total current portion of long-term debt	27,501	8,752
Long-term debt	$516,507	$490,121

Refinancing of Credit Agreement and Term B Borrowings

On March 6, 2018, we entered into a $605.0 million Senior Credit Facility (the “Credit Agreement”).  The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025.  Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.2 million as of June 30, 2020.  We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.

In March 2020, we borrowed $79.0 million under our revolving credit facility, which is due in March 2023.  In June 2020, we repaid $57.0 million in borrowings under our revolving credit facility.  We had approximately $72.8 million in available borrowing capacity under our $100.0 million revolving credit facility as of June 30, 2020.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin.  For the three months ended June 30, 2020, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 4.0%.  We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note N – “Derivative Financial Instruments.”

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

The Credit Agreement contains various restrictions and covenants, including: i) requirements that we maintain certain financial ratios at prescribed levels, ii) a prohibition on payment of dividends and other distributions and iii) restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions outside the healthcare industry.  The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement (some of which were amended in May 2020 by the Amendment (as defined and described below)): (i) a maximum consolidated first lien net leverage ratio (“Net Leverage Ratio") (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) of  4.50 to 1.00 for the fiscal quarters ended June 30, 2020 through March 31, 2021; 4.25 to 1.00 for the fiscal quarters ended June 30, 2021 through March 31, 2022; and 3.75 to 1.00 for the fiscal quarter ended June 30, 2022 and the last day of each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter.

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

In May 2020, we entered into an amendment to the Credit Agreement (the "Amendment") that provided for, amongst other things, an increase in the maximum Net Leverage Ratio to 5.25 to 1.00 for the fiscal quarters ended June 30, 2020 through March 31, 2021; 5.00 to 1.00 for the fiscal quarters ended June 30, 2021 through September 30, 2021; and 4.75 to 1.00 for the quarter ended December 31, 2021 and the last day of each fiscal quarter thereafter. In addition, the Amendment changed the definition of EBITDA used in the Net Leverage Ratio and minimum interest coverage ratio to adjust for declines in net revenue attributable to the COVID-19 pandemic. Borrowings under the revolving credit facility will bear interest at a variable rate equal to the greater of LIBOR or 1%, plus 3.75%. In addition, the Amendment contained certain restrictions and covenants that further limit our ability, and certain of our subsidiaries' ability, to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions not financed with the proceeds of an equity offering, except that certain acquisitions are permitted after September 30, 2020, in the event we maintain certain leverage and liquidity thresholds. We capitalized debt issuance costs of $0.2 million in connection with the Amendment, which were recorded in Other assets.

We were in compliance with all covenants at June 30, 2020.

Seller notes and the deferred payment obligation

We typically issue subordinated promissory notes (“Seller notes”) as a part of the consideration transferred when making acquisitions. We measure these instruments at their estimated fair values as of the respective acquisition dates. The stated interest rates on these instruments range from 2.50% to 3.00%. The Seller notes are unsecured and are presented net of unamortized discount of $1.2 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively. Principal and interest are payable in quarterly or annual installments and mature through October 2024.

Payments under the deferred obligation plan due to the former shareholders of an acquired O&P business are unsecured and presented net of unamortized discount of $0.5 million as of June 30, 2020. The deferred payment obligation was measured at its estimated fair value as of the acquisition date and accrues interest at a rate of 3.0%. Principal and interest payments under the deferred payment obligation are due in annual installments beginning in 2024 and for three years thereafter.

Scheduled Maturities of Total Debt

Scheduled maturities of debt at June 30, 2020 were as follows:

(in thousands)
2020 (remainder of year)	$22,853
2021	9,640
2022	8,371
2023	29,921
2024	7,203
Thereafter	474,412
Total debt before unamortized discount and debt issuance costs, net	552,400
Unamortized discount and debt issuance costs, net	(8,392)
Total debt	$544,008

Note M — Fair Value Measurements

Financial Instruments

The carrying value of our outstanding term loan as of June 30, 2020 (excluding unamortized discounts and debt issuance costs of $7.2 million) was $493.6 million compared to its fair value of $471.4 million. The carrying value of our outstanding term loan as of December 31, 2019 (excluding unamortized discounts and debt issuance costs of $7.9 million) was $496.2 million compared to its fair value of $497.4 million.  Our estimates of fair value are based on a discounted cash flow model and an indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

We have interest rate swap agreements designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement.  See Note L - “Debt and Other Obligations” and Note N - “Derivative Financial Instruments” for further information.

We believe that the carrying value of the Seller notes and the deferred payment obligation approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement. The carrying value of our outstanding Seller notes and the deferred payment obligation issued in connection with past acquisitions as of June 30, 2020 was $32.4 million, net of unamortized discounts of $1.2 million.

Note N — Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024.  As of June 30, 2020 and December 31, 2019, our swaps had a notional value outstanding of $300.0 million and $312.5 million, respectively.

Change in Net Loss on Cash Flow Hedges Including Accumulated Other Comprehensive Loss

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the three months ended June 30, 2020 and 2019, respectively:

(in thousands)	Cash Flow Hedges
Balance as of March 31, 2020	$(19,039)
Unrealized loss recognized in other comprehensive loss, net of tax	(2,290)
Reclassification to interest expense, net	1,717
Balance as of June 30, 2020	$(19,612)

Balance as of March 31, 2019	$(5,872)
Unrealized loss recognized in other comprehensive loss, net of tax	(4,775)
Reclassification to interest expense, net	87
Balance as of June 30, 2019	$(10,560)

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the six months ended June 30, 2020 and 2019, respectively:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2019	$(10,137)
Unrealized loss recognized in other comprehensive loss, net of tax	(12,063)
Reclassification to interest expense, net	2,588
Balance as of June 30, 2020	$(19,612)

Balance as of December 31, 2018	$(2,936)
Unrealized loss recognized in other comprehensive loss, net of tax	(7,926)
Reclassification to interest expense, net	302
Balance as of June 30, 2019	$(10,560)

The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020		As of December 31, 2019
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	$—	$7,814	$—	$3,516
Other liabilities	—	17,996	—	9,821

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

On May 19, 2017, the Board of Directors approved the Hanger, Inc. Special Equity Plan (the “Special Equity Plan”).  The Special Equity Plan authorized up to 1.5 million shares of Common Stock and operates completely independent from our 2016 Omnibus Incentive Plan.  All awards under the Special Equity Plan were made on May 19, 2017, which consisted of 0.8 million stock options and 0.3 million performance-based stock awards.  No further grants of awards will be authorized or issued under the Special Equity Plan.

As of June 30, 2020, there were 1,562,708 unvested restricted stock awards outstanding. This was comprised of 1,130,187 employee service-based awards with a weighted average grant date fair value of $19.22 per share, 367,097 employee performance-based awards with a weighted average grant date fair value of $18.94 per share, and 65,424 director service-based awards with a weighted average grant date value of $17.13 per share.  As of June 30, 2020, there were 520,105 outstanding options exercisable with a weighted average exercise price of $12.77 and average remaining contractual term of 6.9 years.

The 2017 Special Equity Plan was amended in May 2020 to modify the performance period ending date for purposes of the compounded annual growth rate calculation to February 20, 2020, shortening the performance period to approximately 33 months, representing a reduction of three months. This adjustment was considered a modification per Accounting Standards Codification 718, Compensation - Stock Compensation, and, therefore, any incremental fair value arising from the modification of an award with market conditions would be recognized over the remaining service period.  As a result of the modification, we recognized an additional $5.9 million in Share-based compensation expense during the second quarter of 2020.

We recognized a total of approximately $9.0 million and $12.5 million of share-based compensation expense for the three and six  months ended June 30, 2020 and a total of approximately $3.4 million and $6.7 million for the three and six months ended June 30, 2019, respectively. Share-based compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.

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

We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.  The change in net benefit cost and obligation during the three and six months ended June 30, 2020 and 2019 is as follows:

Change in Benefit Obligation:

(in thousands)	2020	2019
Benefit obligation as of March 31	$17,556	$17,299
Service cost	98	84
Interest cost	121	164
Payments	(12)	(12)
Benefit obligation as of June 30	$17,763	$17,535

Benefit obligation as of December 31, 2019 and 2018, respectively	$19,214	$18,927
Service cost	196	168
Interest cost	242	329
Payments	(1,889)	(1,889)
Benefit obligation as of June 30	$17,763	$17,535

Amounts Recognized in the Condensed Consolidated Balance Sheets:

	As of June 30,	As of December 31,
(in thousands)	2020	2019
Current accrued expenses and other current liabilities	$1,913	$1,913
Non-current other liabilities	15,850	17,301
Total accrued liabilities	$17,763	$19,214

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

As of June 30, 2020 and December 31, 2019, the estimated accumulated obligation benefit is $4.0 million and $3.9 million, of which $3.7 million and $3.3 million is funded and $0.3 million and $0.6 million is unfunded at June 30, 2020 and December 31, 2019, respectively.

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

Patient Care — This segment consists of (i) our owned and operated patient care clinics, and (ii) our contracting and network management business.  The patient care clinics provide services to design and fit O&P devices to patients.  These clinics also instruct patients in the use, care, and maintenance of the devices.  The principal reimbursement sources for our services are:

●	Commercial private payors and other, which consist of individuals, rehabilitation providers, commercial insurance companies, health management organizations (“HMOs”), preferred provider organizations (“PPOs”), hospitals, vocational rehabilitation, workers’ compensation programs, and similar sources;

●	Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain persons with disabilities, which provides reimbursement for O&P products and services based on prices set forth in published fee schedules with 10 regional pricing areas for prosthetics and orthotics and by state for durable medical equipment;

●	Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons requiring financial assistance, regardless of age, which may supplement Medicare benefits for persons aged 65 or older requiring financial assistance; and

●	the VA.

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

	Patient Care		Products & Services
	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net revenues
Third party	$195,859	$231,168	$37,575	$49,930
Intersegments	—	—	42,866	51,696
Total net revenues	195,859	231,168	80,441	101,626
Material costs
Third party suppliers	50,489	62,948	19,483	28,451
Intersegments	4,747	6,189	38,119	45,507
Total material costs	55,236	69,137	57,602	73,958
Personnel expenses	63,576	78,419	10,246	13,071
Other expenses	13,601	37,336	4,337	7,077
Depreciation & amortization	4,827	4,502	2,498	2,596
Segment income from operations	$58,619	$41,774	$5,758	$4,924

	Patient Care		Products & Services
	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net revenues
Third party	$386,042	$421,769	$81,131	$95,748
Intersegments	—	—	88,888	96,575
Total net revenues	386,042	421,769	170,019	192,323
Material costs
Third party suppliers	103,613	116,303	43,600	53,473
Intersegments	11,300	11,984	77,588	84,591
Total material costs	114,913	128,287	121,188	138,064
Personnel expenses	139,921	152,128	23,086	26,073
Other expenses	51,749	74,769	12,657	14,025
Depreciation & amortization	9,303	9,054	5,250	5,139
Segment income from operations	$70,156	$57,531	$7,838	$9,022

A reconciliation of the total of the reportable segments’ income from operations to consolidated net income is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Income from operations
Patient Care	$58,619	$41,774	$70,156	$57,531
Products & Services	5,758	4,924	7,838	9,022
Corporate & other	(25,516)	(23,595)	(48,306)	(45,429)
Income from operations	38,861	23,103	29,688	21,124
Interest expense, net	8,636	8,481	16,906	17,019
Non-service defined benefit plan expense	158	173	316	346
Income before income taxes	30,067	14,449	12,466	3,759
(Benefit) provision for income taxes	(987)	4,414	(2,840)	675
Net income	$31,054	$10,035	$15,306	$3,084

A reconciliation of the reportable segment net revenues to consolidated net revenues is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net revenues
Patient Care	$195,859	$231,168	$386,042	$421,769
Products & Services	80,441	101,626	170,019	192,323
Corporate & other	—	—	—	—
Consolidating adjustments	(42,866)	(51,696)	(88,888)	(96,575)
Consolidated net revenues	$233,434	$281,098	$467,173	$517,517

A reconciliation of the reportable segment material costs to consolidated material costs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Material costs
Patient Care	$55,236	$69,137	$114,913	$128,287
Products & Services	57,602	73,958	121,188	138,064
Corporate & other	—	—	—	—
Consolidating adjustments	(42,866)	(51,696)	(88,888)	(96,575)
Consolidated material costs	$69,972	$91,399	$147,213	$169,776

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains statements that are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “project,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” or similar words. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate in these circumstances. We believe these assumptions are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports.

These statements involve risks, estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in these statements and elsewhere in this report. These uncertainties include, but are not limited to, the financial and business impacts of the COVID-19 pandemic on our operations and the operations of our customers, suppliers, governmental and private payers, and others in the healthcare industry and beyond; federal laws governing the health care industry; governmental policies affecting O&P operations, including with respect to reimbursement; failure to successfully implement a new enterprise resource planning system or other disruptions to information technology systems; the inability to successfully execute our acquisition strategy, including integration of recently acquired O&P clinics into our existing business; changes in the demand for our O&P products and services, including additional competition in the O&P services market; disruptions to our supply chain; our ability to enter into and derive benefits from managed-care contracts; our ability to successfully attract and retain qualified O&P clinicians; and other risks and uncertainties generally affecting the health care industry.

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

Business Overview

General

We are a leading national provider of products and services that assist in enhancing or restoring the physical capabilities of patients with disabilities or injuries, and we and our predecessor companies have provided O&P services for over 150 years. We provide O&P services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to patients and businesses in acute, post-acute, and clinic settings. We operate through two segments - Patient Care and Products & Services.

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 707 patient care clinics and 108 satellite locations in 46 states and the District of Columbia as of June 30, 2020. We also provide payor network contracting services to other O&P providers through this segment.

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

For the three and six months ended June 30, 2020, our net revenues were $233.4 million and $467.2 million, respectively, and we recorded net income of $31.1 million and $15.3 million.  For the three and six months ended June 30, 2019, our net revenues were $281.1 million and $517.5 million, respectively, and we recorded net income of $10.0 million and $3.1 million, respectively.

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

The principal reimbursement sources for our services are:

●	Commercial private payors and other non-governmental organizations, which consist of individuals, rehabilitation providers, commercial insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation centers, workers’ compensation programs, third party administrators, and similar sources;

●	Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain persons with disabilities;

●	Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons requiring financial assistance, regardless of age, which may supplement Medicare benefits for persons aged 65 or older requiring financial assistance; and

●	the VA.

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

Products & Services

Through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we distribute O&P components to independent O&P clinics and other customers. Through our wholly-owned subsidiary, Accelerated Care Plus Corp., our therapeutic solutions business is a leading provider of rehabilitation technologies and integrated clinical programs to skilled nursing and post-acute rehabilitation providers. Our value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence-based clinical programs, and ongoing consultative education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. We currently serve approximately 4,000 skilled nursing and post-acute providers nationwide. Through our SureFit subsidiary, we also manufacture and sell therapeutic footwear for diabetic patients in the podiatric market. We also operate the Hanger Fabrication Network, which fabricates custom O&P devices for our patient care clinics, as well as for independent O&P clinics.

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

Our supply chain organization enables us to:

●	centralize our purchasing and thus lower our material costs by negotiating purchasing discounts from manufacturers;

●	better manage our patient care clinic inventory levels and improve inventory turns;

●	improve inventory quality control;

●	encourage our patient care clinics to use the most clinically appropriate products; and

●	coordinate new product development efforts with key vendors.

Effects of the COVID-19 Pandemic

Beginning in the last weeks of March 2020, our business volumes began to be adversely affected by the COVID-19 pandemic. As federal, state, and local authorities implemented social distancing and suppression measures to respond to an increasing number of nationwide COVID-19 infections, we experienced a decrease in our patient appointments and general business volumes. In response, during the last week of March 2020, we made certain changes to our operations, implemented a broad number of cost reduction measures, and delayed certain capital investment projects.  Although, as the quarter progressed, our business volumes showed gradual improvement from their initial significant decline, the adverse impact of the COVID-19 pandemic on our business has continued into the third quarter. These volume effects and our operating responses are discussed further in this section, and the effects of COVID-19 on our financial condition is discussed in the “Financial Condition, Liquidity and Capital Resources” section below.

Effect on Business Volumes

During the months of April, May, and June 2020, patient appointments in our Patient Care Clinics declined by approximately 40%, 34%, and 24%, respectively, as compared with the same period in 2019.  This constituted an approximate average decrease of 33% in patient appointments during the three months ended June 30, 2020.  During the quarter, we experienced a relatively lower decline in prosthetic patient volumes as compared with orthotic patient volumes. Given the higher relative price of prosthetic devices that resulted in a more favorable product mix, same-clinic revenues within our Patient Care segment declined at a lower rate than patient appointments, reflecting a decrease of 18.7%, on a per day basis, as compared with the comparable period last year.  As of the end of June 2020, we had temporarily closed 24 patient care clinics and another 137 clinics were open for reduced hours or by appointment only.  We believe the generally more acute nature of conditions that lead to the need for prosthetics, the patient age demographics and the relatively greater impact that the absence of access to these devices can have on a patient's daily life were the primary reasons that led to the relatively lower decline in prosthetic patients as compared with orthotic patients in our Patient Care Segment during the period.  Billings for componentry delivered to independent providers of orthotics and prosthetics by our distribution services business decreased by approximately 30% during the quarter ended June 30, 2020 as compared to the same period in 2019. Our business volumes associated with therapeutic solutions have also been adversely affected due to access restrictions our skilled nursing facility clients have implemented at their facilities in response to the COVID-19 pandemic.  Due to significant geographic product mix and timing differences, there can be no assurance that these volumes or billing amounts will be reflective of our future results and are solely provided for the purposes of giving context to the magnitude of the effect of the COVID-19 pandemic on our business during the second quarter.

Given that the development of a clearly effective medical treatment approach for treating COVID-19 does not appear imminent and that the vast majority of the general population of the United States has not developed natural immunity, we believe that the adverse effects of the COVID-19 pandemic will continue to affect our business volumes for the duration of 2020, and possibly into 2021. These adverse effects will primarily be the result of anticipated continuing governmental measures to suppress the virus to address periods and locations of virus re-emergence, the adverse economic consequences to our patients, and the general lack of normalcy in the willingness of individuals to engage in activities that might increase their likelihood of their exposure to the virus.

Nevertheless, we do believe that the overall adverse impact will diminish over time, and that  our patient appointment and other business volumes will gradually improve as the prevalence of the virus decreases and social distancing, masking and testing measures become more routine, and the perception of infection risks subside. Additionally, we believe that if a patient is initially unable or unwilling to come to one of our clinics to receive their prosthetic or orthotic device then their ultimate need for that device is not likely to change, and that we could accordingly have some favorable volume recovery effect in future periods as the impacts of the COVID-19 pandemic subsides.

Operating and Cost Reduction Responses

Throughout the periods affected by the COVID-19 pandemic, given that our services are considered essential, we have continued to operate our businesses.  However, due to the risks posed to our clinicians, other employees, and patients, we have made certain changes to our operating practices in order to promote safety and to minimize the risk of virus transmission.  These have included the implementation of certain patient screening protocols and the relocation of certain administrative and support personnel to a “work at home” environment.  We have also changed the operating days and hours of certain of our clinics to adapt to changes in patient volumes.

Normally, only our material costs and portions of our incentive compensation expenses vary directly with changes in our business volumes from one period to the next.  This has been due in part to our historical practice of maintaining full-time staffing levels for clinicians and non-exempt employees in our clinic and support operations.  This operating practice has been necessitated by our desire to provide high levels of accessibility and service to our patients.

As a result of the COVID-19 pandemic, we have found it necessary to reduce our personnel costs in response to significant decreases in business volumes.  Commencing at the start of April 2020, personnel cost reductions were implemented through (i) an average 32% decrease in the salaries of all of our exempt employees, the percentage of which varies to lower amounts for lower salaried employees up to reduction amounts ranging from 47% to 100% for our senior leadership team; (ii) the furloughing of certain employees on a voluntary and involuntary basis; (iii) the reduction of work hours for non-exempt employees; (iv) modification of bonus, commission, and other variable incentive plans; (v) the reduction of overtime expenses; (vi) the elimination of certain open positions; (vii) a reduction in the use of contract employees, and (viii) the temporary suspension of certain auto allowances.  We have communicated to our employees that reductions of exempt employee salaries could continue for up to a six month period ending on October 2, 2020 of this year (the “Reduction Period”).  Due to the trends in our business volumes discussed in the Effect on Business Volumes section, on June 8, 2020, we announced we had reinstated a portion of the salary reduction for our exempt employees.  Effective July 11, 2020, we reinstated an additional portion of the salary reduction for our exempt employees, resulting in an average 11% decrease in salaries for the remainder of the Reduction Period.  In addition, after giving effect to the reinstatements above, the salary reductions of our senior leadership team range from 15% to 100% for the remainder of the Reduction Period.  Our decision to reduce employee wages rather than to implement a more permanent reduction in force was based on our preference to collectively share in the financial hardships caused by the COVID-19 pandemic rather than to subject portions of our workforce to the full financial burden. Additionally, this approach has allowed us to retain as many employees as possible to preserve the experience, culture, and patient service capabilities of our workforce for periods subsequent to the COVID-19 pandemic.  We have not implemented changes to employee benefits, nor do we currently intend to suspend our annual employer 401(k) match for 2020, which we would typically expect to pay in March of 2021.

We have undertaken other reductions to our other operating expenses. However, our largest category of operating expense, rent, utilities, and facilities maintenance, which amounted to $16.7 million and $33.0 million during the three and six months ended June 30, 2020, respectively, has proven difficult to meaningfully reduce in the short term.

Excluding reductions in componentry costs, which varied in a corresponding fashion with decreases in revenue, these cost reduction measures provided savings in the approximate amount of $35 million in operating expenses for the three month period ended June 30, 2020.  We believe these expense reductions are temporary in nature, and are not sustainable during periods of normal operation.  Due to the fact that by early July 2020 we have restored approximately two thirds of our wage reductions, and have reduced the number of employees who are on furlough, we currently expect that there will be a substantial reduction in the amount of benefit we receive from these cost reduction actions in coming quarters.

In addition to these reductions in operating expenses, we have elected to temporarily delay the implementation of our supply chain and financial systems, further discussed in the “New Systems Implementations” section.  We have not established a date for recommencement of this systems initiative, but currently believe it is likely that the project will not recommence until at least early 2021. We have also suspended construction of our new fabrication facility in Tempe, Arizona, and other projects related to the reconfiguration of our distribution facilities.  These actions will correspondingly delay our achievement of the financial benefits expected from them into future periods.

We believe these and other related measures will reduce our capital expenditures for the full year, which are comprised of purchases of property, plant and equipment, as well as therapeutic program equipment, to the approximate range of $30 million to $35 million, which compares to the approximately $45 million we originally planned to expend in 2020.

While we have endeavored to rapidly reduce our expenses in response to decreases in patient and business volumes, given that a substantial portion of our operating expenses are nevertheless fixed in nature, and the ongoing interest costs associated with our indebtedness, we do not currently believe we will fully offset the adverse earnings effect associated with lost revenue during the remainder of 2020.  Nevertheless, as discussed in the “Financial Condition, Liquidity and Capital Resources” section below, we do believe that our operating expense and capital project reductions, when accompanied by additional cash sources, cost mitigation and liquidity management strategies, will enable us to maintain positive liquidity throughout the remainder of 2020 and the foreseeable future.

CARES Act

The CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $100.0 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities and Medicare- and Medicaid- enrolled suppliers and institutional providers.  The purpose of these funds is to reimburse providers for lost revenue attributable to the COVID-19 pandemic, such as lost revenues attributable to canceled procedures, as well as to provide support for health-care related expenses.  In April 2020, HHS began making payments to healthcare providers from the $100.0 billion appropriation.  These are payments, rather than loans, to healthcare providers, and will not need to be repaid.

During the second quarter of 2020, we recognized $20.5 million in Income from operations related to Grants received in two separate distributions from HHS.  In addition, as of June 30, 2020, we have recorded a liability of $3.5 million within Accrued expenses and other liabilities in the condensed consolidated balance sheet for Grant proceeds that have not met the recognition criteria for income.

Other Products & Services Performance Considerations

As discussed in our 2019 Form 10-K, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, several of the larger independent O&P providers we served through the distribution of componentry encountered financial difficulties during the quarter ended June 30, 2020 which resulted in our discontinuing distribution services to these customers.  Generally, we believe our distribution customers encounter reimbursement pressures similar to those we experience in our own Patient Care segment and, depending on their ability to adapt to the increased claims documentation standards that have emerged in our industry, this may either limit the rate of growth of some of our customers, or otherwise affect the rate of growth we experience in our distribution of O&P componentry to independent providers.  During future periods, in addition to the adverse effects of the COVID-19 pandemic discussed above, we currently believe our rate of revenue growth in this segment may decrease as we choose to limit the extent to which we distribute certain low margin orthotic products.  Additionally, to the extent that we acquire independent O&P providers who are pre-existing customers of our distribution services, our revenue growth in this segment would be adversely affected as we would no longer recognize external revenue from the components we provide them.

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

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the VA. The following is a summary of our payor mix, expressed as an approximate percentage of net revenues for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Medicare	32.8%	32.7%	32.6%	31.6%
Medicaid	16.0%	16.2%	16.1%	16.0%
Commercial Insurance/ Managed Care (excluding Medicare and Medicaid Managed Care)	36.2%	34.1%	35.6%	35.3%
Veterans Administration	8.6%	9.7%	9.0%	9.7%
Private Pay	6.4%	7.3%	6.7%	7.4%
Patient Care	100.0%	100.0%	100.0%	100.0%

Patient Care constituted 83.9% and 82.6% of our net revenues for the three and six months ended June 30, 2020 and 82.2% and 81.5% for the three and six months ended June 30, 2019. Our remaining net revenues were provided by our Products & Services segment, which derives its net revenues from commercial transactions with independent O&P providers, healthcare facilities, and other customers. In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

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

A measure of our effectiveness in securing reimbursement for our services can be found in the degree to which payors ultimately disallow payment of our claims. Payors can deny claims due to their determination that a physician who referred a patient to us did not sufficiently document that a device was medically necessary or clearly establish the ambulatory, or activity, level of a patient. Claims can also be denied based on our failure to ensure that a patient was currently eligible under a payor’s health plan, that the plan provides full O&P benefits, that we received prior authorization, or that we filed or appealed the payor’s determination timely, as well as on the basis of our coding, failure by certain classes of patients to pay their portion of a claim, or for various other reasons. If any portion of, or administrative factor within, our claim is found by the payor to be lacking, then the entirety of the claim amount may be denied reimbursement.

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

Disallowed revenue is considered an adjustment to the transaction price. Estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are presented as a reduction of net revenues. These amounts recorded in net revenues within the Patient Care segment for the three and six months ended June 30, 2020 and 2019 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Gross charges	$202,536	$244,258	$402,489	$444,701
Less estimated implicit price concessions arising from:
Payor disallowances	6,577	9,784	14,651	18,258
Patient non-payments	100	3,306	1,796	4,674
Payor disallowances and patient non-payments	6,677	13,090	16,447	22,932
Net revenues	$195,859	$231,168	$386,042	$421,769

Payor disallowances	$6,577	$9,784	$14,651	$18,258
Patient non-payments	100	3,306	1,796	4,674
Payor disallowances and patient non-payments	$6,677	$13,090	$16,447	$22,932

Payor disallowances%	3.2%	4.0%	3.6%	4.1%
Patient non-payments%	0.1%	1.4%	0.5%	1.1%
Percent of gross charges	3.3%	5.4%	4.1%	5.2%

Acquisitions

On April 1, 2020, we acquired all of the outstanding equity interests of an O&P business for total consideration of $46.1 million at fair value, of which $16.8 million was cash consideration, net of cash acquired, $21.9 million was issued in the form of notes to the former shareholders, $3.5 million in the form of a deferred payment obligation to the former shareholders and $3.9 million in additional consideration.  Of the $21.9 million in notes issued to the former shareholders, approximately $18.1 million of the notes are payable in October 2020 in a lump sum payment and the remaining $3.8 million of the notes are payable in annual installments over a period of three years on the anniversary date of the acquisition.  Payments totaling $3.5 million under the deferred payment obligation are due in annual installments beginning in the fourth year following the acquisition and for three years thereafter.  Additional consideration includes approximately $3.5 million in liabilities incurred to the shareholders as part of the business combination payable in October 2020 and is included in Accrued expenses and other liabilities in the condensed consolidated balance sheet.  The remaining $0.4 million in additional consideration represents the effective settlement of amounts due to us from the acquired O&P business as of the acquisition date.  We completed the acquisition with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of high quality O&P providers.

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

Total acquisition-related costs incurred during the three and six months ended June 30, 2020 were $0.0 million and $0.5 million, respectively, and are included in General and administrative expenses in our consolidated statement of operations.  Acquisition-related costs incurred for acquisitions completed during the three and six month periods ended June 30, 2020 were $0.0 million and $0.4 million, respectively.  Total acquisition-related costs incurred during the year ended December 31, 2019 were $1.5 million, which includes those costs for transactions that are in progress or not completed during the respective period.  Acquisition-related costs incurred for acquisitions completed during the year ended December 31, 2019 were $1.0 million.

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

New Systems Implementations

During 2019, we commenced the design, planning, and initial implementation of new financial and supply chain systems (“New Systems Implementations”), and planned to invest in new servers and software that operate as a part of our technology infrastructure. In connection with our new financial and supply chain systems, for the three and six month period ended June 30, 2020, we have expensed $0.6 million and $1.5 million, respectively, and for the year ended December 31, 2019, we expensed $2.9 million.  We currently anticipate that we will spend $2.6 million for the full year in 2020.

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

As of June 30, 2020, we capitalized $4.6 million of implementation costs for cloud computing arrangements, net of accumulated amortization, and recorded in other current assets and other assets in the consolidated balance sheet.

Effect of Delay in Financial Filings

As discussed in our 2019 Form 10-K, due to prior restatements and related issues, we were delayed in the preparation and filing of our financial statements in recent years. In connection with our efforts to restate our prior financial statements, remediate our material weaknesses, regain our timely filing status, and undertake related activities, we incurred third party professional fees in excess of the amounts we estimate that we would have otherwise incurred. The estimated professional fees associated with these efforts are as follows (in thousands):

			Balance to be Paid
For the Three Months Ended	Expensed	Paid	in Future Periods
March 31, 2019	$1,649	$(2,621)	$2,223
June 30, 2019	1,745	(2,016)	1,952
September 30, 2019	2,136	(2,168)	1,920
December 31, 2019	3,018	(2,451)	2,487
March 31, 2020	1,639	(2,819)	1,307
June 30, 2020	—	(1,307)	—

During the first quarter of 2020, we incurred approximately $1.6 million in excess professional fees in connection with the completion of our remediation activities related to our material weaknesses. Given that we completed the remediation of our material weaknesses in financial statement controls effective with the filing of our 2019 Form 10-K, we do not currently anticipate that we will incur further excess third party professional fees for these purposes in future periods.

Seasonality

We believe our business is affected by the degree to which patients have otherwise met the deductibles for which they are responsible in their medical plans during the course of the year.  The first quarter is normally our lowest relative net revenue quarter, followed by the second and third quarters, which are somewhat higher and consistent with one another.  Due to the general fulfillment by patients of their health plan co-payments and deductible requirements towards year’s end, our fourth quarter is normally our highest revenue producing quarter. However, historical seasonality may be impacted by the COVID-19 pandemic and historical seasonal patterns may not be reflective of our prospective financial results and operations for the remainder of 2020.  Please refer to the “Effects of the COVID-19 Pandemic” section for further discussion.

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

Critical Accounting Policies

Our analysis and discussion of our financial condition and results of operations is based upon the consolidated financial statements that have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions, and disclosures. We have chosen accounting policies within GAAP that management believes are appropriate to fairly present, in all material respects, our operating results, and financial position. We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our consolidated financial statements:

●	Revenue recognition

●	Accounts receivable, net

●	Inventories

●	Business combinations

●	Goodwill and other intangible assets, net

●	Income taxes

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

Results of Operations

Our results of operations for the three months ended June 30, 2020 and 2019 were as follows (unaudited):

	For the Three Months Ended
	June 30,		Percent Change
(dollars in thousands)	2020	2019	2020 vs 2019
Net revenues	$233,434	$281,098	(17.0)%
Material costs	69,972	91,399	(23.4)%
Personnel costs	73,822	91,490	(19.3)%
Other operating costs	8,277	33,741	(75.5)%
General and administrative expenses	31,874	29,358	8.6%
Professional accounting and legal fees	1,749	3,247	(46.1)%
Depreciation and amortization	8,879	8,760	1.4%
Operating expenses	194,573	257,995	(24.6)%
Income from operations	38,861	23,103	68.2%
Interest expense, net	8,636	8,481	1.8%
Non-service defined benefit plan expense	158	173	(8.7)%
Income before income taxes	30,067	14,449	108.1%
(Benefit) provision for income taxes	(987)	4,414	(122.4)%
Net income	$31,054	$10,035	209.5%

During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Three Months Ended
	June 30,
	2020	2019
Material costs	30.0%	32.5%
Personnel costs	31.6%	32.5%
Other operating costs	3.6%	12.1%
General and administrative expenses	13.7%	10.4%
Professional accounting and legal fees	0.7%	1.2%
Depreciation and amortization	3.8%	3.1%
Operating expenses	83.4%	91.8%

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Relevance of Second Quarter Results to Comparative and Future Periods.  As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter, our revenues and operating results began to be adversely affected by the COVID-19 pandemic, a trend which continued through June 2020 and into the third quarter.  The effects of this public health emergency on our revenues and earnings in the three months ended June 30, 2020 impacted the comparison to our historical financial results.  Due to the uncertainty surrounding the future economic and social impacts of the COVID-19 pandemic, such comparison may not be indicative of future results.  Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.

Net revenues. Net revenues for the three months ended June 30, 2020 were $233.4 million, a decrease of $47.7 million, or 17.0%, from $281.1 million for the three months ended June 30, 2019.  Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended
	June 30,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$195,859	$231,168	$(35,309)	(15.3)%
Products & Services	37,575	49,930	(12,355)	(24.7)%
Net revenues	$233,434	$281,098	$(47,664)	(17.0)%

Patient Care net revenues for the three months ended June 30, 2020 were $195.9 million, a decrease of $35.3 million, or 15.3%, from $231.2 million for the same period in the prior year.  Same clinic revenues decreased $41.3 million for the three months ended June 30, 2020 compared to the same period in the prior year, reflecting a decrease of 18.7% on a per-day basis.  Net revenues from acquired clinics and consolidations increased $6.2 million, and revenues from other services decreased $0.2 million.

Prosthetics constituted approximately 61% of our total Patient Care revenues for the three months ended June 30, 2020 and 55% for the same period in 2019, excluding the impact of acquisitions.  Prosthetic revenues for the three months ended June 30, 2020 were 8.9% lower, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions.  Orthotics, shoes, inserts, and other products decreased by 30.4% on a per-day basis compared to the same comparative prior periods, excluding the impact of acquisitions.  Revenues were adversely affected during the quarter due to a decline in patient appointment volumes beginning in the last weeks of March and continuing through the second quarter of 2020 as a result of governmental suppression measures implemented in response to the COVID-19 pandemic, the continuing increase in viral infections during the second quarter of 2020, and other factors impacting our business volumes discussed in the “Effects of the COVID-19 Pandemic” section.

Products & Services net revenues for the three months ended June 30, 2020 were $37.6 million, a decrease of $12.4 million, or 24.7% from the same period in the prior year.  This was primarily attributable to a decrease of $11.1 million, or 29.6%, in the distribution of O&P componentry to independent providers stemming from lower volumes due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above, and to a lesser extent from a change in the business mix. In addition, net revenues from therapeutic solutions decreased $1.2 million, or 9.9%, primarily as a result of the impact of historical customer lease cancellations, partially offset by lease installations in the second quarter of 2020.

Beginning in the latter half of March 2020 and continuing throughout the second quarter of 2020, our business volumes were adversely affected by the COVID-19 pandemic.  We believe that the decline in net revenues during the three months ended June 30, 2020 was primarily due to state and local government restrictions, social distancing and suppression measures adopted by our patients and customers, the deferral of elective surgical procedures, and an increase in viral infections, all of which we believe to have contributed to a decline in physician referrals and patient appointments.  These adverse volume effects continued throughout the second quarter of 2020.  For additional discussion, refer to the “Effects of the COVID-19 Pandemic” section.

Material costs.  Material costs for the three months ended June 30, 2020 were $70.0 million, a decrease of $21.4 million or 23.4%, from the same period in the prior year.  Total material costs as a percentage of net revenues decreased to 30.0% in the three months ended June 30, 2020 from 32.5% in the three months ended June 30, 2019 primarily due to changes in our Product & Services segment business and product mix.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended
	June 30,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$55,236	$69,137	$(13,901)	(20.1)%
Products & Services	14,736	22,262	(7,526)	(33.8)%
Material costs	$69,972	$91,399	$(21,427)	(23.4)%

Patient Care material costs decreased $13.9 million, or 20.1%, for the three months ended June 30, 2020 compared to the same period in the prior year as a result of our acquisitions and changes in the segment product mix.  Patient Care material costs as a percent of segment net revenues decreased to 28.2% for the three months ended June 30, 2020 from 29.9% for the three months ended June 30, 2019.

Products & Services material costs decreased $7.5 million, or 33.8%, for the three months ended June 30, 2020 compared to the same period in the prior year.  As a percent of net revenues in the Products & Services segment, material costs were 39.2% for the three months ended June 30, 2020 as compared to 44.6% in the same period of 2019.  The decrease in material as a percent of segment net revenues was due to a change in business and product mix within the segment.

Personnel costs.  Personnel costs for the three months ended June 30, 2020 were $73.8 million, a decrease of $17.7 million, or 19.3%, from $91.5 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Three Months Ended
	June 30,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$63,576	$78,419	$(14,843)	(18.9)%
Products & Services	10,246	13,071	(2,825)	(21.6)%
Personnel costs	$73,822	$91,490	$(17,668)	(19.3)%

Personnel costs for the Patient Care segment were $63.6 million for the three months ended June 30, 2020, a decrease of $14.8 million, or 18.9%, from $78.4 million compared to the same period in the prior year.  The decrease in Patient Care personnel costs during the three months ended June 30, 2020 was primarily related to a decrease in salary expense of $16.6 million due to cost mitigation efforts implemented as a result of the COVID-19 pandemic and a decrease in benefits costs of $1.5 million due to reduced claims experience, payroll taxes of $1.0 million, and commissions of $0.5 million, offset by an increase in incentive compensation and other personnel costs of $4.8 million, compared to the three months ended June 30, 2019.

Personnel costs in the Products & Services segment were $10.2 million for the three months ended June 30, 2020, a decrease of $2.8 million compared to the same period in the prior year.  Salary expense decreased $2.9 million due to cost mitigation efforts implemented as a result of the COVID-19 pandemic, and bonus, commissions, and other personnel costs increased $0.1 million for the three months ended June 30, 2020 compared to the same period in the prior year.

Other operating costs.  Other operating costs for the three months ended June 30, 2020 were $8.3 million, a decrease of $25.5 million, or 75.5%, from $33.7 million for the same period in the prior year.  Other operating costs decreased by $19.7 million, largely due to the benefit associated with the recognition of $20.5 million in proceeds from Grants under the CARES Act included in Other operating costs, as discussed in the “Effects of the COVID-19 Pandemic” section.  Travel and other expenses decreased $5.8 million due to cost mitigation efforts as a result of the COVID-19 pandemic, and bad debt expense decreased $1.2 million primarily due to a moderation of forecast assumptions used in the estimate.  The decreases were offset by a $1.2 million increase in rent expense from new, renewed, and acquired leases as compared to the same period in the prior year.

General and administrative expenses.  General and administrative expenses for the three months ended June 30, 2020 were $31.9 million, an increase of $2.5 million, or 8.6%, from the same period in the prior year.  The increase was primarily the result of incremental share-based compensation expense of $5.9 million recognized during the quarter due to the modification of certain equity awards granted in 2017 and incentive compensation and other personnel-related costs increased by $2.6 million, offset by decreases in salary expense of $3.9 million and other expenses of $2.1 million as compared to the same period in the prior year.

Professional accounting and legal fees.  Professional accounting and legal fees for the three months ended June 30, 2020 were $1.7 million, a decrease of $1.5 million, or 46.1%, from $3.2 million for the same period in the prior year primarily due to targeted efforts to remediate material weaknesses in our internal controls over financial reporting that occurred in the three months ended June 30, 2019 that did not recur in the same period of 2020.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2020 was $8.9 million, an increase of $0.1 million, or 1.4%, from the same period in the prior year.  Amortization expense increased $0.6 million and depreciation expense decreased $0.5 million when compared to the same period in the prior year.

Interest expense, net. Interest expense for the three months ended June 30, 2020 increased 1.8% to $8.6 million from $8.5 million for the same period in the prior year.

(Benefit) provision for income taxes. The benefit for income taxes for the three months ended June 30, 2020 was $1.0 million, or -3.3% of income before income taxes, compared to a provision of $4.4 million, or 30.5% of income before income taxes for the three months ended June 30, 2019.  The effective tax rate in 2020 consisted principally of the 21% federal statutory tax rate, research and development tax credits, the rate impact from state income taxes, the shortfall from share-based compensation, and permanent tax differences.  The decrease in the effective tax rate for the three months ended June 30, 2020 compared with the three months ended June 30, 2019 is primarily attributable to the recognition of research and development tax credits for the current and prior years in the current quarter, partially offset by a shortfall from share-based compensation.

We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law.  Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment.  As of June 30, 2020, our valuation allowance was approximately $2.1 million.

During the second quarter of 2020, we finalized a research and development study recognizing tax benefits of $2.1 million, net of tax reserves, related to the current year and $6.3 million, net of tax reserves, related to prior years.  We recorded the tax benefit, before tax reserves, as a deferred tax asset in the second quarter of 2020.

The CARES Act, which was enacted on March 27, 2020, includes changes to certain tax laws related to the deductibility of interest expense and depreciation.  ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted.  This legislation had the effect of increasing our deferred income taxes and decreasing our current income taxes payable by approximately $5.4 million.  The CARES Act allowed for bonus depreciation on certain types of qualified property and the provision for an increase in the amounts allowed for interest expense for tax years beginning January 1, 2019.  We continue to evaluate other aspects of the CARES Act to determine whether other tax benefits are available.

Our results of operations for the six months ended June 30, 2020 and 2019 were as follows (unaudited):

	For the Six Months Ended		Percent
	June 30,		Change
(dollars in thousands)	2020	2019	2020 vs 2019
Net revenues	$467,173	$517,517	(9.7)%
Material costs	147,213	169,776	(13.3)%
Personnel costs	163,007	178,201	(8.5)%
Other operating costs	44,163	67,296	(34.4)%
General and administrative expenses	60,247	57,640	4.5%
Professional accounting and legal fees	5,145	5,947	(13.5)%
Depreciation and amortization	17,710	17,533	1.0%
Operating expenses	437,485	496,393	(11.9)%
Income from operations	29,688	21,124	40.5%
Interest expense, net	16,906	17,019	(0.7)%
Non-service defined benefit plan expense	316	346	(8.7)%
Income before income taxes	12,466	3,759	231.6%
(Benefit) provision for income taxes	(2,840)	675	(520.7)%
Net income	$15,306	$3,084	396.3%

During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Six Months Ended
	June 30,
	2020	2019
Material costs	31.5%	32.8%
Personnel costs	34.9%	34.4%
Other operating costs	9.4%	13.1%
General and administrative expenses	12.9%	11.1%
Professional accounting and legal fees	1.1%	1.1%
Depreciation and amortization	3.8%	3.4%
Operating expenses	93.6%	95.9%

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Relevance of Six Months Ended Results to Comparative and Future Periods.  As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter, our revenues and operating results began to be adversely affected by the COVID-19 pandemic, a trend which continued through June 2020.  The effects of this public health emergency on our revenues and earnings in the six months ended June 30, 2020 impacted the comparison to our historical financial results.  Due to the uncertainty surrounding the future economic and social impacts of the COVID-19 pandemic, the comparison may not be indicative of future results.  Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.

Net revenues.  Net revenues for the six months ended June 30, 2020 were $467.2 million, a decrease of $50.3 million, or 9.7%, from $517.5 million for the six months ended June 30, 2019.  Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Six Months Ended
	June 30,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$386,042	$421,769	$(35,727)	(8.5)%
Products & Services	81,131	95,748	(14,617)	(15.3)%
Net revenues	$467,173	$517,517	$(50,344)	(9.7)%

Patient Care net revenues for the six months ended June 30, 2020 were $386.0 million, a decrease of $35.7 million, or 8.5%, from $421.8 million for the same period in the prior year.  Same clinic revenues decreased $44.3 million for the six months ended June 30, 2020 compared to the same period in the prior year, reflecting a decrease of 11.7% on a per-day basis.  Net revenues from acquired clinics and consolidations increased $9.0 million, and revenues from other services decreased $0.4 million.

Prosthetics constituted approximately 57% of our total Patient Care revenues for the six months ended June 30, 2020 and 53% for the same period in 2019, excluding the impact of acquisitions.  Prosthetic revenues for the six months ended June 30, 2020 were 5.3% lower, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions.  Orthotics, shoes, inserts, and other products decreased by 18.6% on a per-day basis compared to the same comparative prior periods, excluding the impact of acquisitions.  Revenues were adversely affected during the period due to a decline in patient appointment volumes beginning in the last weeks of March and continuing through the second quarter of 2020 as a result of governmental suppression measures implemented in response to the COVID-19 pandemic, the continuing increase in viral infections during the second quarter of 2020, and other factors impacting our business volumes discussed in the “Effects of the COVID-19 Pandemic” section.

Products & Services net revenues for the six months ended June 30, 2020 were $81.1 million, a decrease of $14.6 million, or 15.3% from the same period in the prior year.  This was primarily attributable to a decrease of $12.6 million, or 17.8%, in the distribution of O&P componentry to independent providers stemming from lower volumes due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above, and a $2.0 million, or 7.9%, decrease in net revenues from therapeutic solutions as a result of the impact of historical customer lease cancellations, partially offset by lease installations.

Beginning in the latter half of March 2020, our business volumes began to be adversely affected by the COVID-19 pandemic, and business volumes were adversely impacted throughout the second quarter of 2020.  We believe that the decline in net revenues in the six months ended June 30, 2020 was primarily due to state and local government restrictions, social distancing and suppression measures adopted by our patients and customers, deferral of elective surgical procedures, and an increase in viral infections in the second quarter, all of which resulted in a decline in physician referrals and patient appointments.  These adverse volume effects have continued into July 2020.  For additional discussion, refer to the “Effects of the COVID-19 Pandemic” section.

Material costs.  Material costs for the six months ended June 30, 2020 were $147.2 million, a decrease of $22.6 million or 13.3%, from the same period in the prior year.  Total material costs as a percentage of net revenues decreased to 31.5% in the six months ended June 30, 2020 from 32.8% in the six months ended June 30, 2019 primarily due to changes in our Product & Services segment business and product mix.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Six Months Ended
	June 30,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$114,913	$128,287	$(13,374)	(10.4)%
Products & Services	32,300	41,489	(9,189)	(22.1)%
Material costs	$147,213	$169,776	$(22,563)	(13.3)%

Patient Care material costs decreased $13.4 million, or 10.4%, for the six months ended June 30, 2020 compared to the same period in the prior year as a result of our acquisitions and changes in the segment product mix. Patient Care material costs as a percent of segment net revenues increased to 29.8% for the three months ended June 30, 2020 from 30.4% for the six months ended June 30, 2019.

Products & Services material costs decreased $9.2 million, or 22.1%, for the six months ended June 30, 2020 compared to the same period in the prior year. As a percent of net revenues in the Products & Services segment, material costs were 39.8% for the six months ended June 30, 2020 as compared to 43.3% in the same period of 2019. The decrease in material as a percent of segment net revenues was due to a change in business and product mix within the segment.

Personnel costs.  Personnel costs for the six months ended June 30, 2020 were $163.0 million, an increase of $15.2 million, or 8.5%, from $178.2 million for the same period in the prior year. Personnel costs by operating segment were as follows:

	For the Six Months Ended
	June 30,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$139,921	$152,128	$(12,207)	(8.0)%
Products & Services	23,086	26,073	(2,987)	(11.5)%
Personnel costs	$163,007	$178,201	$(15,194)	(8.5)%

Personnel costs for the Patient Care segment were $139.9 million for the six months ended June 30, 2020, a decrease of $12.2 million, or 8.0%, from $152.1 million compared to the same period in the prior year.  The decrease in Patient Care personnel costs during the six months ended June 30, 2020 was primarily related to a decrease in salary expense of $13.5 million due to cost mitigation efforts implemented as a result of the COVID-19 pandemic, and a decrease in benefits costs of $2.0 million due to reduced claims experience, payroll taxes of $0.7 million, and commissions by $0.3 million, offset by an increase in incentive compensation and other personnel costs of $4.3 million compared to the six months ended June 30, 2019.

Personnel costs in the Products & Services segment were $23.1 million for the six months ended June 30, 2020, a decrease of $3.0 million compared to the same period in the prior year.  Salary expense decreased $2.8 million due to cost mitigation efforts as a result of the COVID-19 pandemic, and bonus, commissions, and other personnel costs decreased $0.2 million for the six months ended June 30, 2020 compared to the same period in the prior year.

Other operating costs.  Other operating costs for the six months ended June 30, 2020 were $44.2 million, a decrease of $23.1 million, or 34.4%, from $67.3 million for the same period in the prior year.  Other expenses decreased by $20.3 million due to the benefit associated with the recognition of $20.5 million in proceeds from Grants under the CARES Act included in Other operating costs, as discussed in the “Effects of the COVID-19 Pandemic” section.  Travel and other expenses decreased $5.6 million due to cost mitigation efforts as a result of the COVID-19 pandemic.  The decreases are offset by a $2.0 million increase in rent expense from new, renewed, and acquired leases and a $0.8 million increase in bad debt expense as compared to the same period in the prior year.

General and administrative expenses.  General and administrative expenses for the six months ended June 30, 2020 were $60.2 million, an increase of $2.6 million, or 4.5%, from the same period in the prior year.  The increase was primarily the result of incremental share-based compensation expense of $5.9 million recognized during the second quarter due to the modification of certain equity awards granted in 2017 and incentive compensation and other personnel-related costs increased by $2.2 million, offset by decreases in salary expense of $3.6 million and other expenses of $1.9 million as compared to the same period in the prior year.

Professional accounting and legal fees.  Professional accounting and legal fees for the six months ended June 30, 2020 were $5.1 million, a decrease of $0.8 million, or 13.5%, from $5.9 million for the same period in the prior year primarily due to targeted efforts to remediate material weaknesses in our internal controls over financial reporting that occurred in the six months ended June 30, 2019 that did not recur in the same period of 2020.

Depreciation and amortization.  Depreciation and amortization for the six months ended June 30, 2020 was $17.7 million, an increase of $0.2 million, or 1.0%, from the same period in the prior year.  Amortization expense increased $0.9 million and depreciation expense decreased $0.7 million when compared to the same period in the prior year.

Interest expense, net.  Interest expense for the six months ended June 30, 2020 decreased 0.7% to $16.9 million from $17.0 million for the same period in the prior year.

(Benefit) provision for income taxes.  The benefit for income taxes for the six months ended June 30, 2020 was $2.8 million, or -22.8% of income before income taxes, compared to a provision of $0.7 million, or 18.0% of income before income taxes for the six months ended June 30, 2019.  The effective tax rate in 2020 consisted principally of the 21% federal statutory tax rate, research and development tax credits, the rate impact from state income taxes, the shortfall from share-based compensation, and permanent tax differences.  The decrease in the effective tax rate for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 is primarily attributable to the recognition of research and development tax credits for the current and prior years in the current quarter, partially offset by a shortfall from share-based compensation.

We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law.  Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment.  As of June 30, 2020, our valuation allowance approximated $2.1 million.

During the second quarter of 2020, we finalized a research and development study recognizing tax benefits of $2.1 million, net of tax reserves, related to the current year and $6.3 million, net of tax reserves, related to prior years.  We recorded the tax benefit, before tax reserves, as a deferred tax asset in the second quarter of 2020.

The CARES Act, which was enacted on March 27, 2020, includes changes to certain tax laws related to the deductibility of interest expense and depreciation.  ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted.  This legislation had the effect of increasing our deferred income taxes and decreasing our current income taxes payable by approximately $5.4 million.  The CARES Act allowed for bonus depreciation on certain types of qualified property and the provision for an increase in the amounts allowed for interest expense for tax years beginning January 1, 2019.  We continue to evaluate other aspects of the CARES Act to determine whether other tax benefits are available.

Financial Condition, Liquidity, and Capital Resources

Liquidity

Our cash and cash equivalents, and any amounts we have available for borrowing under our revolving credit facility, are immediately available to provide cash for our operations and capital expenditures.  We refer to the sum of these two amounts as our “liquidity.”

At June 30, 2020, we had total liquidity of $202.7 million, which reflected an increase of $33.5 million from the $169.2 million in liquidity we had as of December 31, 2019.  Our liquidity at June 30, 2020 was comprised of cash and cash equivalents of $129.9 million and $72.8 million in available borrowing capacity under our $100.0 million revolving credit facility.  This increase in liquidity primarily related to an increase in cash of $55.4 million, comprised of net cash provided by operations of $80.1 million, which includes approximately $24.0 million in proceeds received for Grants from the federal government under the CARES Act, and net cash provided by financing activities of $10.1 million, partially offset by investing cash flows for capital expenditures of $18.8 million and cash paid for acquisitions, net of cash acquired, of $16.8 million.  Borrowings, net of repayments, of $22.0 million under our revolving credit facility during the first half of 2020 did not have an impact on our overall liquidity, but reduced our available borrowing capacity under the Credit Agreement to $72.8 million as of June 30, 2020.

The Credit Agreement contains customary representations and warranties, as well as financial covenants, including that we maintain compliance with certain leverage and interest coverage ratios.  If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds under our revolving credit facility.  Due to the additional borrowings under our revolving credit facility in March 2020 and in anticipation of the potential economic impact of the COVID-19 pandemic, we entered into an amendment to the Credit Agreement that provided for, among other things, increases in the allowable level of indebtedness we may carry relative to our earnings, changes in the definition of EBITDA used to compute certain financial ratios, certain restrictions regarding investments and payments we may make until the completion of the first quarter of 2021 and increases in the interest costs associated with borrowings under our revolving credit facility.  We were in compliance with our debt covenants as of June 30, 2020.

For additional discussion, please refer to the Liquidity Outlook section below.

Working Capital and Days Sales Outstanding

At June 30, 2020, we had working capital of $105.1 million compared to working capital of $107.2 million at December 31, 2019.  Our working capital decreased $2.2 million for the six months ended June 30, 2020 due to an increase in current assets of $16.1 million and an increase in current liabilities of $18.2 million.

The increase in current assets of $16.1 million was primarily attributable to an increase in Cash and cash equivalents of $55.4 million discussed in the “Liquidity” section above, an increase in Income taxes receivable of $4.4 million, which relates to income tax relief under the CARES Act, and approximately $3.1 million in Other current assets.  These increases were offset by decreases in Accounts receivable, net of $43.8 million and Inventories of $3.0 million.

The increase in current liabilities of $18.2 million was primarily attributable to an increase of i) $18.7 million in the Current portion of long-term debt primarily related to $19.3 million in Seller notes issued in connection with the acquisition of an O&P business in the second quarter of 2020, ii) $12.4 million in Accrued expenses and other current liabilities, of which $4.3 million relates to changes in the fair value of our interest rate swap, $3.5 million relates to liabilities incurred in the acquisition of an O&P business in the second quarter of 2020, and $3.5 million relates to deferred grant income under the CARES Act and iii) $3.0 million in Accounts payable.  These increases were partially offset by a decrease of  $15.4 million in accrued compensation related costs due to the payment of $34.2 million in annual incentive compensation and the employer 401(k) matching contribution made during the first quarter of the year, offset by current year accruals.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90-day rolling period of net revenue.  This computation can provide a relative measure of the effectiveness of our billing and collections activities.  Clinics acquired during the past 90-day period are excluded from the calculation.  As of June 30, 2020, our DSO was 45 days, which compares to a DSO of 47 days as of June 30, 2019.  One-time administrative billing changes and the impact of implementing our patient management and electronic health system in certain of our largest operating regions contributed to collection delays impacting our DSO as of June 30, 2019.

Sources and Uses of Cash for the Six Months Ended June 30, 2020 Compared to June 30, 2019

Net cash flows provided by operating activities increased $83.6 million to $80.1 million for the six months ended June 30, 2020 from net cash used in operating activities of $3.5 million for the six months ended June 30, 2019.  The most significant increase in cash provided by operating activities was due to a $45.9 million increase in cash provided by Accounts receivable, net which is largely attributable to the effect of decreases in our revenue on the related amount of accounts receivable we would otherwise carry associated with those billings as well as improvements in the our collection activities, consistent with the decrease in DSO to 45 days as of June 30, 2020, compared to a DSO of 47 days as June 30, 2019.  In addition, we recognized approximately $20.5 million in proceeds from the Grants received under the CARES Act within Net income.  The remaining increase in cash flows provided by operations is attributable to favorable changes in working capital in Inventories, Accounts payable, Accrued expenses and other current liabilities, and Other liabilities of $21.2 million.  Increases in Accounts payable include the temporary benefit of approximately $9.5 million associated with more lenient credit terms provided to us by vendors.  Other liability increases include $3.0 million in deferred payroll tax liabilities associated with the CARES Act.  These increases in cash flows provided by operating activities were partially offset by higher cash outflows related to Other current assets and other assets of $4.0 million, primarily related to an increase in lease- related receivables, and Income taxes of approximately $3.9 million, primarily due to the impact of the CARES Act.

We believe the favorable working capital trends experienced in the second quarter to be largely temporary, as they related primarily to a reduction in the amount of our required working capital resulting from decreases in our business volumes associated with the onset of the COVID-19 pandemic, and, to a lesser extent, our temporary actions to further reduce our net working capital through reductions in inventory and negotiated changes in payment terms. Given these factors, we are unlikely to experience similar favorable contributions to operating cash flow from working capital improvements in the third and fourth quarters of 2020. Further, as the COVID-19 pandemic subsides and our business volumes return to more normal levels, we anticipate the favorable working capital trends observed in the second quarter to reverse in the form of increases to our accounts receivable, inventory, and cash paid to vendors as our credit terms return to previous arrangements, as well as further reductions as other temporary working capital benefits subside.  For these reasons, and the reasons discussed in the “Liquidity Outlook” section below, we currently anticipate that we will experience a net consumption of cash during the remainder of 2020.

Cash flows used in investing activities decreased $10.1 million to $34.7 million for the six months ended June 30, 2020, from $44.8 million for the six months ended June 30, 2019.  The decrease in cash used in investing activities was primarily due to lower cash outflows of $11.1 million for acquisitions, net of cash acquired, during the six months ended June 30, 2020, partially offset by higher capital expenditures of $0.5 million.

Cash flows provided by financing activities increased $18.7 million to $10.1 million for the six months ended June 30, 2020, from cash used in financing activities of $8.6 million for the six months ended June 30, 2019.  The increase in cash provided by financing activities is due to net borrowings of $22.0 million on our revolving credit facility, which was partially offset by higher cash outflows of $3.2 million related to employee taxes on stock-based compensation.

Effect of Indebtedness

On March 6, 2018, we entered into a $605.0 million Credit Agreement, which provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025. For additional discussion surrounding the Credit Agreement, see Note L - “Debt and Other Obligations,” in the notes to the condensed consolidated financial statements contained elsewhere in this report.  Cash paid for interest totaled $15.0 million and $14.9 million for the six months ended June 30, 2020 and 2019, respectively.

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

Scheduled maturities of debt as of June 30, 2020 were as follows:

(in thousands)
2020 (remainder of year)	$22,853
2021	9,640
2022	8,371
2023	29,921
2024	7,203
Thereafter	474,412
Total debt before unamortized discount and debt issuance costs, net	552,400
Unamortized discount and debt issuance costs, net	(8,392)
Total debt	$544,008

Liquidity Outlook

Our Credit Agreement has a term loan facility with $493.6 million in principal outstanding at June 30, 2020, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505.0 million, with all remaining outstanding principal due at maturity in March 2025, and, as of June 30, 2020, a revolving credit facility with $22.0 million in outstanding borrowings that matures in March 2023 and available borrowing capacity of $72.8 million.  We chose to borrow $79.0 million from our revolving credit facility in March 2020 to preserve access to these funds in the event of further instability in financial markets due to the COVID-19 pandemic.  Based on developments further discussed in the “Effects of the COVID-19 Pandemic” section of this report, as well as current and future expectations of our business volumes and their related impact on our liquidity, we repaid $57.0 million in borrowings under our revolving credit facility in June 2020.

Historically, our primary sources of liquidity are cash and cash equivalents, and available borrowings under our revolving credit facility.  Due to the economic and social activity impacts outlined in the “Effects of the COVID-19 Pandemic” section above, we expect the continuing disruption to have an adverse impact on our operations, financial condition, and results of operations.  While we believe the business disruption will be temporary, we cannot predict the extent or duration of the COVID-19 pandemic, when state and local restrictions will be lifted, the impact of increasing viral infections, or when patients will resume their normal healthcare treatment activities.   In response to the expected decline in cash flows from operations, in March 2020, we implemented certain cost mitigation and liquidity management strategies including, but not limited to, reductions in componentry purchases, salary reductions for all exempt employees, the furloughing of certain employees, reductions in non-exempt employee hours, reductions in bonus and commission expenses, the temporary reduction in operating hours and days of clinics, reducing other operating expenses, deferring the implementation of our New Systems Implementations, temporarily delaying our acquisition of O&P providers, and extending the payment terms for certain vendors.  These measures were taken in an effort to preserve liquidity in a manner sufficient to provide for our ability to respond to the adverse cash flow pressures likely to be caused by the COVID-19 pandemic.  While many of our cost mitigation and liquidity strategies remain in place, as of the start of the third quarter, we have reduced the rate of benefit of the measures taken in March 2020, including through the reinstatement of the majority of the salary reductions for exempt employees and reductions in the number of employees who are on furlough.  Please refer to the “Effects of the COVID-19 Pandemic” section above for our current estimates of the amounts of operating and capital expenditure reductions provided through these measures.

In connection with an acquisition we completed in April of 2020, we are obligated to pay $18.4 million in short term seller notes and $3.6 million in liabilities incurred in the transaction in October of 2020.  Additionally, as discussed above, the favorable working capital trends we experienced in the second quarter are largely temporary.  As our business volumes return to more normal levels, we will experience a consumption of cash associated with the funding of accounts receivable and componentry inventories associated with those increases in revenue.  Additionally, as our credit terms with vendors return to normal, we would expect to consume approximately $9.5 million in additional cash associated with a reduction of accounts payable.  In addition to these amounts, we anticipate other uses of cash to fund the reduction of increases in accrued compensation associated with employee bonus, commissions, and payroll taxes.

While we currently do not anticipate the need to do so, if the COVID-19 pandemic causes adverse cash flow and liquidity trends greater than those we currently expect and have planned for, we may find it necessary to seek additional borrowings to fund our operations. If we were to do so, given current credit market conditions, we may find that such additional borrowings are not available at that time, and if they are available, that the interest costs of such borrowings and effects on the costs of our existing borrowings could be significantly higher than the costs we currently pay under our existing Credit Agreement. Additionally, while we do not currently have the need or intention to do so, if necessary, we may extend our accounts payable and payment of other obligations to address any such funding shortage. While we cannot forecast with certainty the ultimate extent of the impacts from or the duration of the COVID-19 pandemic, we believe that our operating expense and capital project reductions, when accompanied by additional cash sources, cost mitigation and liquidity management strategies, will enable us to maintain positive liquidity throughout the remainder of 2020 and the foreseeable future.

CARES Act

The CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $100.0 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities and Medicare- and Medicaid- enrolled suppliers and institutional providers.  The purpose of these funds is to reimburse providers for lost revenue and health-care related expenses that are attributable to the COVID-19 pandemic.  In April 2020, the U.S. Department of Health and Human Services (“HHS”) began making payments to healthcare providers from the $100.0 billion appropriation.  These are payments, rather than loans, to healthcare providers, and will not need to be repaid.

During the second quarter of 2020, we recognized a benefit of $20.5 in our Statement of Operations within Other operating costs for a portion of the grant proceeds we received under the CARES Act (“Grants”) from HHS. We recognize income related to grants on a systematic and rational basis when it becomes probable that we have complied with the terms and conditions of the grant and in the period in which the corresponding costs or income related to the grant are recognized.  We recognized the benefit from the Grants within Other operating costs in our Patient Care segment.  As of June 30, 2020, we have recorded a liability of $3.5 million within Accrued expenses and other liabilities in the condensed consolidated balance sheet related to proceeds from the Grants for amounts that have not met the recognition criteria in accordance with our accounting policy.

The CARES Act also provides for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allow us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022.  We deferred $3.0 million of payroll taxes within Other liabilities in the condensed consolidated balance sheet as of June 30, 2020.

Going Concern Evaluation

ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern requires that we evaluate whether there is substantial doubt about our ability to meet our financial obligations when they become due during the twelve month period from the date these financial statements are available to be issued.  We have performed such an evaluation considering the financial and operational effects of the COVID-19 pandemic and, based on the results of that assessment, we are not aware of any relevant conditions or events that raise substantial doubt regarding our ability to continue as a going concern within one year of the date the financial statements are issued.

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

As of June 30, 2020, we had a combined principal amount of $515.6 million of variable rate debt under our Term Loan B and revolving credit facility and a notional amount of $300.0 million of fixed to variable interest rate swap agreements.  Based on our hedged and unhedged positions, a hypothetical increase in interest rates of 1.0% would impact our annual interest expense by $2.4 million and a decrease in interest rates of 1.0% would impact our annual interest expense by $0.3 million, as borrowings under our revolving credit facility have an interest rate floor.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no material changes to our internal controls over financial reporting during the three month period ended June 30, 2020.

Therefore, in accordance with Rule 13a-15(d) of the Exchange Act and with the participation of our Chief Executive Officer and our Chief Financial Officer, management determined there have been no material changes to our internal control over financial reporting during the three month period ended June 30, 2020.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or results of operations.  We have also identified the following additional risk factor, which supplements those discussed in our Form 10-K:

The Company’s financial condition and results of operations for fiscal year 2020 and beyond may continue to be materially adversely affected by the ongoing coronavirus (“COVID-19”) outbreak.

The outbreak of COVID-19 evolved into a global pandemic in the first quarter of 2020.  The full extent to which the COVID-19 outbreak will continue to impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge concerning COVID-19 and the actions by governmental entities or others to contain it or mitigate its impact.

The COVID-19 pandemic had a significant negative impact on our business and results of operations in the second quarter of 2020.  We experienced a significant reduction in revenue due to a decline in the number of patients that we treated in our patient care clinics, as well as a reduction in sales to independent O&P clinics by our distribution business.  A significant portion of this decline was due to O&P patients determining voluntarily to wait for various reasons, including concerns regarding their own health and safety, for appointments and procedures, both with us and with their referring physicians, that the patient deems to be non-urgent or otherwise able to be deferred or postponed.  Although we have seen some recovery in patient volume since April of 2020, the progress of the COVID-19 pandemic has been erratic, with infection rates fluctuating and recently rising in many regions throughout the United States, and we are unable to predict when the COVID-19 pandemic will no longer significantly impact our patient volumes, both in our own clinics and at independent O&P providers.

Nevertheless, we continue to believe that these patient volume declines primarily reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for our services.  Given the general necessity of the services that our patient care clinics provide, we anticipate that this deferral of services may create a backlog of demand in the future, in addition to the resumption of historically normal levels of patient activity; however, there is no assurance that either will occur.  To date, we have not experienced significantly extended billing and collection cycles as a result of displaced employees, delayed reimbursement by governmental or private payers, or delayed revenue cycle management procedures; however, we cannot predict the impact the ongoing COVID-19 pandemic may have on these areas of our operations in future periods.  We may also face a shortage in products within our supply chain in the future, which could impact our ability to service our patients in our clinics on a timely basis or at all.

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

The foregoing and other continued disruptions to our business as a result of COVID-19 has had, and is expected to continue to have, a material adverse effect on our business, results of operations, and financial condition during 2020, and potentially in future years as well.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no share repurchase activity during the three months ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the three months ended June 30, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None to report.

ITEM 6. EXHIBITS

The documents in the accompanying Exhibits Index are filed, furnished or incorporated by reference as part of this report and such Exhibits Index is incorporated herein by reference.

EXHIBITS INDEX

Exhibit No.	Document
10.1

First Amendment to Credit Agreement, dated as of May 4, 2020, among Hanger, Inc., the subsidiary guarantors party thereto, the revolving lenders party thereto and Bank of America, N.A., as agent. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 7, 2020.)

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
101.INS	XBRL Instance Document. (Filed herewith.)
101.SCH	XBRL Taxonomy Extension Schema. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER, INC.

Dated: August 5, 2020	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and Chief Financial Officer

Dated: August 5, 2020	By:	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer