Form 10-Q
period 2020-09-30
HANGER, INC.
filed 2020-11-04
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 27, 2020, the registrant had 38,109,387 shares of its Common Stock outstanding.

ii

PART 1.FINANCIAL INFORMATION

HANGER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

(Unaudited)

	As of September 30,	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$147,510	$74,419
Accounts receivable, net	121,409	159,359
Inventories	74,108	68,204
Income taxes receivable	5,945	—
Other current assets	14,489	13,673
Total current assets	363,461	315,655

Non-current assets:
Property, plant, and equipment, net	86,637	84,057
Goodwill	271,701	232,244
Other intangible assets, net	19,106	17,952
Deferred income taxes	70,489	70,481
Operating lease right-of-use assets	125,577	110,559
Other assets	15,710	11,305
Total assets	$952,681	$842,253

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$27,791	$8,752
Accounts payable	63,630	48,477
Accrued expenses and other current liabilities	72,434	55,825
Accrued compensation related costs	63,511	61,010
Current portion of operating lease liabilities	32,932	34,342
Total current liabilities	260,298	208,406

Long-term liabilities:
Long-term debt, less current portion	493,600	490,121
Operating lease liabilities	106,405	88,418
Other liabilities	60,077	45,804
Total liabilities	920,380	832,749
Commitments and contingencies (Note Q)
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 38,277,423 shares issued and 38,134,602 shares outstanding at 2020, and 37,602,873 shares issued and 37,460,052 shares outstanding at 2019, respectively	383	376
Additional paid-in capital	363,082	354,326
Accumulated other comprehensive loss	(20,400)	(12,551)
Accumulated deficit	(310,068)	(331,951)
Treasury stock, at cost;142,821 shares at 2020 and 2019, respectively	(696)	(696)
Total shareholders’ equity	32,301	9,504
Total liabilities and shareholders’ equity	$952,681	$842,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$256,637	$279,638	$723,810	$797,155
Material costs	81,462	92,034	228,675	261,810
Personnel costs	89,727	94,594	252,734	272,795
Other operating costs	29,935	32,771	74,098	100,067
General and administrative expenses	31,371	29,834	91,618	87,474
Professional accounting and legal fees	2,264	3,629	7,409	9,576
Depreciation and amortization	8,803	9,373	26,513	26,906
Income from operations	13,075	17,403	42,763	38,527
Interest expense, net	8,013	8,954	24,918	25,973
Non-service defined benefit plan expense	158	173	474	519
Income before income taxes	4,904	8,276	17,371	12,035
(Benefit) provision for income taxes	(1,911)	2,585	(4,750)	3,260
Net income	$6,815	$5,691	$22,121	$8,775

Basic and Diluted Per Common Share Data:
Basic income per share	$0.18	$0.15	$0.58	$0.24
Weighted average shares used to compute basic earnings per common share	38,133,598	37,349,144	37,878,753	37,218,234
Diluted income per share	$0.18	$0.15	$0.57	$0.23
Weighted average shares used to compute diluted earnings per common share	38,637,536	37,986,860	38,491,965	37,921,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$6,815	$5,691	$22,121	$8,775

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of tax provision (benefit) of $488, ($516), ($2,509), and ($2,916), respectively	$1,542	$(1,641)	$(7,933)	$(9,265)
Unrealized gain on defined benefit plan, net of tax provision of $9, $2, $27, and $6, respectively	28	7	84	19
Total other comprehensive income (loss)	1,570	(1,634)	(7,849)	(9,246)
Comprehensive income (loss)	$8,385	$4,057	$14,272	$(471)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2020

(dollars and share amounts in thousands)

(Unaudited)

		Common		Accumulated
	Common	Stock,	Additional	Other
	Shares,	Par	Paid-in	Comprehensive	Accumulated	Treasury
	Balance	Value	Capital	Loss	Deficit	Stock	Total
Balance, December 31, 2019	37,460	$376	$354,326	$(12,551)	$(331,951)	$(696)	$9,504
Cumulative effect of a change in accounting for credit losses	—	—	—	—	(238)	—	(238)
Balance, January 1, 2020	37,460	376	354,326	(12,551)	(332,189)	(696)	9,266
Net loss	—	—	—	—	(15,748)	—	(15,748)
Share-based compensation expense	—	—	3,501	—	—	—	3,501
Issuance of common stock upon vesting of restricted stock units	354	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(4,146)	—	—	—	(4,146)
Total other comprehensive loss	—	—	—	(8,873)	—	—	(8,873)
Balance, March 31, 2020	37,814	$380	$353,677	$(21,424)	$(347,937)	$(696)	$(16,000)
Net income	—	—	—	—	31,054	—	31,054
Share-based compensation expense	—	—	8,984	—	—	—	8,984
Issuance in connection with the exercise of stock options	3	—	38	—	—	—	38
Issuance of common stock upon vesting of restricted stock units	316	3	(3)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(2,682)	—	—	—	(2,682)
Total other comprehensive loss	—	—	—	(546)	—	—	(546)
Balance, June 30, 2020	38,133	$383	$360,014	$(21,970)	$(316,883)	$(696)	$20,848
Net income	—	—	—	—	6,815	—	6,815
Share-based compensation expense	—	—	3,081	—	—	—	3,081
Issuance in connection with the exercise of stock options	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	2	—	—	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(13)	—	—	—	(13)
Total other comprehensive income	—	—	—	1,570	—	—	1,570
Balance, September 30, 2020	38,135	$383	$363,082	$(20,400)	$(310,068)	$(696)	$32,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2019

(dollars and share amounts in thousands)

(Unaudited)

		Common		Accumulated
	Common	Stock,	Additional	Other
	Shares,	Par	Paid-in	Comprehensive	Accumulated	Treasury
	Balance	Value	Capital	Loss	Deficit	Stock	Total
Balance, December 31, 2018	36,921	$371	$343,955	$(4,531)	$(361,023)	$(696)	$(21,924)
Cumulative effect of a change in accounting for leases	—	—	—	—	1,547	—	1,547
Balance, January 1, 2019	36,921	371	343,955	(4,531)	(359,476)	(696)	(20,377)
Net loss	—	—	—	—	(6,951)	—	(6,951)
Share-based compensation expense	—	—	3,265	—	—	—	3,265
Issuance of common stock upon vesting of restricted stock units	350	3	(3)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(3,626)	—	—	—	(3,626)
Total other comprehensive loss	—	—	—	(2,930)	—	—	(2,930)
Balance, March 31, 2019	37,271	$374	$343,591	$(7,461)	$(366,427)	$(696)	$(30,619)
Net income	—	—	—	—	10,035	—	10,035
Share-based compensation expense	—	—	3,450	—	—	—	3,450
Issuance of common stock upon vesting of restricted stock units	64	1	(1)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(28)	—	—	—	(28)
Total other comprehensive loss	—	—	—	(4,682)	—	—	(4,682)
Balance, June 30, 2019	37,335	$375	$347,012	$(12,143)	$(356,392)	$(696)	$(21,844)
Net income	—	—	—	—	5,691	—	5,691
Share-based compensation expense	—	—	3,374	—	—	—	3,374
Issuance in connection with the exercise of stock options	20	—	249	—	—	—	249
Issuance of common stock upon vesting of restricted stock units	7	—	—	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(56)	—	—	—	(56)
Total other comprehensive loss	—	—	—	(1,634)	—	—	(1,634)
Balance, September 30, 2019	37,362	$375	$350,579	$(13,777)	$(350,701)	$(696)	$(14,220)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows provided by operating activities:
Net income	$22,121	$8,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,513	26,906
Provision for doubtful accounts	629	284
Share-based compensation expense	15,565	10,089
Deferred income taxes	2,067	(723)
Amortization of debt discounts and issuance costs	1,564	1,202
Gain on sale and disposal of fixed assets	(729)	(1,200)
Changes in operating assets and liabilities:
Accounts receivable, net	39,531	1,914
Inventories	(3,834)	(6,310)
Other current assets and other assets	(3,115)	(1,769)
Income taxes	(6,814)	2,613
Accounts payable	12,912	(1,751)
Accrued expenses and other current liabilities	6,914	(2,144)
Accrued compensation related costs	2,339	(15,583)
Other liabilities	8,016	(1,736)
Operating lease liabilities, net of amortization of right-of-use assets	1,559	(622)
Changes in operating assets and liabilities:	57,508	(25,388)
Net cash provided by operating activities	125,238	19,945
Cash flows used in investing activities:
Acquisitions, net of cash acquired	(16,854)	(31,585)
Purchase of property, plant, and equipment	(19,352)	(20,262)
Purchase of therapeutic program equipment leased to third parties under operating leases	(3,194)	(5,165)
Proceeds from sale of property, plant, and equipment	1,578	2,181
Purchase of company-owned life insurance investment	(250)	—
Net cash used in investing activities	(38,072)	(54,831)
Cash flows used in financing activities:
Borrowings under revolving credit agreement	79,000	—
Repayment of borrowings under revolving credit agreement	(79,000)	—
Repayment of term loan	(3,788)	(3,788)
Payment of employee taxes on share-based compensation	(6,841)	(3,710)
Payment on seller notes	(2,200)	(2,688)
Payments of financing lease obligations	(521)	(344)
Payments under vendor financing arrangements	(550)	—
Payment of debt issuance costs	(214)	—
Proceeds from the exercise of options	39	249
Net cash used in financing activities	(14,075)	(10,281)
Increase (decrease) in cash and cash equivalents	73,091	(45,167)
Cash and cash equivalents at beginning of period	74,419	95,114
Cash and cash equivalents at end of period	$147,510	$49,947

Non-cash financing and investing activities:
Seller notes, deferred payment obligations and additional consideration related to acquisitions	$29,420	$5,053
Purchase of property, plant, and equipment in accounts payable at period end	4,299	3,492
Purchase of property, plant, and equipment through vendor financing	—	2,200
Right-of-use assets obtained in exchange for finance lease obligations	1,975	282

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

CARES Act

The CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $175.0 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities and Medicare- and Medicaid- enrolled suppliers and institutional providers.  The purpose of these funds is to reimburse providers for lost revenue and health-care related expenses that are attributable to the COVID-19 pandemic. In April 2020, the U.S. Department of Health and Human Services (“HHS”) began making payments to healthcare providers from the $175.0 billion appropriation.  These are payments, rather than loans, to healthcare providers, and will not need to be repaid.

During the second and third quarters of 2020, we recognized a total benefit of $20.6 million in our condensed consolidated statement of operations within Other operating costs for a portion of the grant proceeds we received under the CARES Act (“Grants”) from HHS. We recognize income related to grants on a systematic and rational basis when it becomes probable that we have complied with the terms and conditions of the grant and in the period in which the corresponding costs or income related to the grant are recognized. We recognized the benefit from the Grants within Other operating costs in our Patient Care segment. As of September 30, 2020, we have recorded a liability of $3.4 million within Accrued expenses and other liabilities in the condensed consolidated balance sheet related to proceeds from the Grants for amounts that have not met the recognition criteria in accordance with our accounting policy.

The CARES Act also provides for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allow us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We deferred $7.1 million of payroll taxes within Other liabilities in the condensed consolidated balance sheet as of September 30, 2020.

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

Recent Accounting Pronouncements, Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform.  The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

Note B — Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units, and performance-based units calculated using the treasury stock method.  Total anti-dilutive shares excluded from diluted earnings per share were 34,379 and 20,202 for the three and nine months ended September 30, 2020, and 10 and zero for the three and nine months ended September 30, 2019.

Our Credit Agreement (as defined below) restricts the payment of dividends or other distributions to our shareholders by us or any of our subsidiaries. See Note L - “Debt and Other Obligations” within these condensed consolidated financial statements.

The reconciliation of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands except share and per share amounts)	2020	2019	2020	2019
Net income	$6,815	$5,691	$22,121	$8,775

Weighted average shares outstanding - basic	38,133,598	37,349,144	37,878,753	37,218,234
Effect of potentially dilutive restricted stock units and options	503,938	637,716	613,212	703,533
Weighted average shares outstanding - diluted	38,637,536	37,986,860	38,491,965	37,921,767

Basic income per share	$0.18	$0.15	$0.58	$0.24

Diluted income per share	$0.18	$0.15	$0.57	$0.23

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

The following table disaggregates revenue from contracts with customers in our Patient Care segment for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Patient Care Segment
Medicare	$68,135	$72,879	$194,052	$206,295
Medicaid	34,541	36,140	96,612	103,631
Commercial Insurance / Managed Care (excluding Medicare and Medicaid Managed Care)	75,966	83,384	213,234	232,410
Veterans Administration	19,339	23,816	54,057	64,635
Private Pay	14,683	14,712	40,751	45,729
Total	$212,664	$230,931	$598,706	$652,700

The impact to revenue related to prior period performance obligations was not material for the three and nine months ended September 30, 2020 and 2019.

Products & Services Segment

Revenue in our Products & Services segment is derived from the distribution of O&P components and from therapeutic solutions, which includes the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.

The following table disaggregates revenue from contracts with customers in our Product & Services segment for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$32,711	$36,653	$90,928	$107,510
Therapeutic solutions	11,262	12,054	34,176	36,945
Total	$43,973	$48,707	$125,104	$144,455

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

As part of the new accounting standard discussed in Note A - “Organization and Summary of Significant Accounting Policies,” our expected loss methodology is developed using historical liquidation rates, current and future economic and market conditions, and a review of the current status of our patients and customers' trade accounts receivable balances. We also grouped our receivables into similar risk pools to better measure the risks for each pool. After evaluating the risk for each pool, we determined that additional credit loss risk was immaterial for the Patient Care segment.  For the Products & Services segment, an allowance for doubtful accounts is recorded, which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.”  As of September 30, 2020, we have considered the current and future economic and market conditions resulting in an increase to the allowance for doubtful accounts by approximately $0.7 million since December 31, 2019.

Accounts receivable, net as of September 30, 2020 and December 31, 2019 is comprised of the following:

	As of September 30, 2020			As of December 31, 2019
		Products &			Products &
(in thousands)	Patient Care	Services	Consolidated	Patient Care	Services	Consolidated
Gross charges before estimates for implicit price concessions	$157,191	$21,765	$178,956	$202,132	$27,551	$229,683
Less estimates for implicit price concessions:
Payor disallowances	(47,314)	—	(47,314)	(58,094)	—	(58,094)
Patient non-payments	(6,916)	—	(6,916)	(9,589)	—	(9,589)
Accounts receivable, gross	102,961	21,765	124,726	134,449	27,551	162,000
Allowance for doubtful accounts	—	(3,317)	(3,317)	—	(2,641)	(2,641)
Accounts receivable, net	$102,961	$18,448	$121,409	$134,449	$24,910	$159,359

Note E — Inventories

Our inventories are comprised of the following:

	As of September 30,	As of December 31,
(in thousands)	2020	2019
Raw materials	$20,047	$20,574
Work in process	15,575	10,165
Finished goods	38,486	37,465
Total inventories	$74,108	$68,204

Note F — Property, Plant, and Equipment, Net

Property, plant, and equipment, net were comprised of the following:

	As of September 30,	As of December 31,
(in thousands)	2020	2019
Land	$554	$634
Buildings	3,756	4,110
Furniture and fixtures	14,747	13,835
Machinery and equipment	25,826	25,438
Equipment leased to third parties under operating leases	27,510	29,217
Leasehold improvements	138,450	131,617
Computers and software	79,484	75,540
Total property, plant, and equipment, gross	290,327	280,391
Less: accumulated depreciation and amortization	(203,690)	(196,334)
Total property, plant, and equipment, net	$86,637	$84,057

Total depreciation expense was approximately $7.0 million and $21.4 million for the three and nine months ended September 30, 2020 and $7.7 million and $22.8 million for the three and nine months ended September 30, 2019, respectively. Total amortization of finance right-of-use assets was approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2020 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.

Note G — Acquisitions

2020 Acquisition Activity

In the second quarter of 2020, we acquired all of the outstanding equity interests of an O&P business for total consideration of $46.1 million at fair value, of which $16.8 million was cash consideration, net of cash acquired, $21.9 million was issued in the form of notes to the former shareholders, $3.5 million in the form of a deferred payment obligation to the former shareholders and $4.0 million in additional consideration.  Of the $21.9 million in notes issued to the former shareholders, approximately $18.1 million of the notes were paid in October 2020 in a lump sum payment and the remaining $3.8 million of the notes are payable in annual installments over a period of three years on the anniversary date of the acquisition. Payments totaling $3.5 million under the deferred payment obligation are due in annual installments beginning in the fourth year following the acquisition and for three years thereafter.  Additional consideration includes approximately $3.6 million in liabilities incurred to the shareholders as part of the business combination payable in October 2020 and is included in Accrued expenses and other liabilities in the condensed consolidated balance sheet. The remaining $0.4 million in additional consideration represents the effective settlement of amounts due to us from the acquired O&P business as of the acquisition date. We completed the acquisition with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of high quality O&P providers.

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

Acquisition-related costs are included in general and administrative expenses in our consolidated statements of operations. Total acquisition-related costs incurred during the three and nine months ended September 30, 2020 were $0.1 million and $0.6 million, respectively, which includes those costs for transactions that are in progress or were not completed during the respective period. Acquisition-related costs incurred for the acquisitions completed during the three and nine month periods ended September 30, 2020 were $0.0 million and $0.4 million, respectively.

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

The aggregate purchase price of this acquisition was allocated on a preliminary basis as follows:

(in thousands)
Cash paid, net of cash acquired	$16,762
Issuance of seller notes at fair value	21,941
Deferred payment obligation at fair value	3,468
Additional consideration, net	3,975
Aggregate purchase price	46,146

Accounts receivable	3,182
Inventories	2,021
Customer relationships (Weighted average useful life of 5.0 years)	5,600
Non-compete agreements (Weighted average useful life of 5.0 years)	200
Other assets and liabilities, net	(4,301)
Net assets acquired	6,702
Goodwill	$39,444

Right-of-use assets and lease liabilities related to operating leases recognized in connection with the acquisition completed during the nine months ended September 30, 2020 were $4.7 million.

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

The following table summarizes the activity in goodwill for the periods indicated:

	For the Nine Months Ended September 30, 2020
	Patient Care			Products & Services			Consolidated
	Goodwill,	Accumulated	Goodwill,	Goodwill,	Accumulated	Goodwill,	Goodwill,	Accumulated	Goodwill,
(in thousands)	Gross	Impairment	Net	Gross	Impairment	Net	Gross	Impairment	Net
As of December 31, 2019	$660,912	$(428,668)	$232,244	$139,299	$(139,299)	$—	$800,211	$(567,967)	$232,244
Additions from acquisitions	39,386	—	39,386	—	—	—	39,386	—	39,386
Measurement period adjustments (1)	71	—	71	—	—	—	71	—	71
As of September 30, 2020	$700,369	$(428,668)	$271,701	$139,299	$(139,299)	$—	$839,668	$(567,967)	$271,701

(1)	Measurement period adjustments relate to 2020 and 2019 acquisitions and are primarily attributable to adjustments to the preliminary allocations of customer relationship intangibles.

	For the Year Ended December 31, 2019
	Patient Care			Products & Services			Consolidated
	Goodwill,	Accumulated	Goodwill,	Goodwill,	Accumulated	Goodwill,	Goodwill,	Accumulated	Goodwill,
(in thousands)	Gross	Impairment	Net	Gross	Impairment	Net	Gross	Impairment	Net
As of December 31, 2018	$627,410	$(428,668)	$198,742	$139,299	$(139,299)	$—	$766,709	$(567,967)	$198,742
Additions from acquisitions	35,926	—	35,926	—	—	—	35,926	—	35,926
Measurement period adjustments (1)	(2,424)	—	(2,424)	—	—	—	(2,424)	—	(2,424)
As of December 31, 2019	$660,912	$(428,668)	$232,244	$139,299	$(139,299)	$—	$800,211	$(567,967)	$232,244

(1)	Measurement period adjustments relate to 2019 and 2018 acquisitions of approximately $2.1 million and $0.3 million, respectively, and are primarily attributable to adjustments to the preliminary allocations of customer relationship intangibles.

The balances related to intangible assets as of September 30, 2020 and December 31, 2019 are as follows:

	As of September 30, 2020
	Gross Carrying	Accumulated	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Impairment	Amount
Customer lists	$38,372	$(26,844)	$—	$11,528
Trade name	255	(170)	—	85
Patents and other intangibles	9,011	(5,635)	—	3,376
Definite-lived intangible assets	47,638	(32,649)	—	14,989
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$56,708	$(32,649)	$(4,953)	$19,106

	As of December 31, 2019
	Gross Carrying	Accumulated	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Impairment	Amount
Customer lists	$32,772	$(22,726)	$—	$10,046
Trade name	255	(151)	—	104
Patents and other intangibles	9,188	(5,503)	—	3,685
Definite-lived intangible assets	42,215	(28,380)	—	13,835
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$51,285	$(28,380)	$(4,953)	$17,952

Amortization expense related to other intangible assets was approximately $1.6 million and $4.6 million for the three and nine months ended September 30, 2020 and $1.6 million and $3.9 million for the three and nine months ended September 30, 2019.

Estimated aggregate amortization expense for definite-lived intangible assets for each of the next five years ended December 31, and thereafter is as follows:

(in thousands)
2020 (remainder of the year)	$1,406
2021	3,735
2022	3,668
2023	3,424
2024	1,941
Thereafter	815
Total	$14,989

Note I — Other Current Assets and Other Assets

Other current assets consist of the following:

	As of September 30,	As of December 31,
(in thousands)	2020	2019
Non-trade receivables	$7,540	$6,711
Prepaid maintenance	3,277	2,767
Prepaid insurance	909	264
Other prepaid assets	2,763	3,931
Total other current assets	$14,489	$13,673

Other assets consist of the following:

	As of September 30,	As of December 31,
(in thousands)	2020	2019
Implementation costs for cloud computing arrangements	$4,694	$1,964
Cash surrender value of company-owned life insurance	3,811	3,253
Finance lease right-of-use assets	2,795	1,488
Deposits	2,145	1,893
Non-trade receivables	1,791	2,398
Other	474	309
Total other assets	$15,710	$11,305

Note J — Accrued Expenses and Other Current Liabilities and Other Liabilities

Accrued expenses and other current liabilities consist of:

	As of September 30,	As of December 31,
(in thousands)	2020	2019
Patient prepayments, deposits, and refunds payable	$26,969	$24,183
Accrued sales taxes and other taxes	10,240	8,543
Insurance and self-insurance accruals	7,786	8,033
Derivative liability	7,704	3,516
Liabilities incurred to seller in acquisitions	3,656	—
Accrued professional fees	1,547	2,533
Accrued interest payable	747	266
Other current liabilities	13,785	8,751
Total	$72,434	$55,825

Other liabilities consist of:

	As of September 30,	As of December 31,
(in thousands)	2020	2019
Supplemental executive retirement plan obligations	$19,461	$20,851
Derivative liability	16,075	9,821
Unrecognized tax benefits	7,910	5,296
Long-term insurance accruals	7,539	7,424
Deferred payroll taxes	7,118	—
Other	1,974	2,412
Total	$60,077	$45,804

Note K — Income Taxes

We recorded a benefit for income taxes of $1.9 million and $4.8 million for the three and nine months ended September 30, 2020. The effective tax rate was -39.0% and -27.3% for the three and nine months ended September 30, 2020.  We recorded a provision for income taxes of $2.6 million and $3.3 million for the three and nine months ended September 30, 2019.  The effective tax rate was 31.2% and 27.1% for the three and nine months ended September 30, 2019.

The decrease in the effective tax rate for the three months ended September 30, 2020 compared with the three months ended September 30, 2019 is primarily attributable to a tax benefit resulting from the loss carryback provisions granted under the CARES Act. Our effective tax rate for the three months ended September 30, 2020 differed from the federal statutory tax rate of 21% primarily due to the net tax benefit of the loss carryback claim and non-deductible expenses. Our effective tax rate for the three months ended September 30, 2019 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses.

The decrease in the effective tax rate for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 is primarily attributable to the recognition of research and development tax credits for the current and prior years and a tax benefit resulting from the loss carryback provisions granted under the CARES Act, partially offset by a shortfall from share-based compensation. Our effective tax rate for the nine months ended September 30, 2020 differed from the federal statutory tax rate of 21% primarily due to research and development tax credits, the net tax benefit of the loss carryback claim, and non-deductible expenses. Our effective tax rate for the nine months ended September 30, 2019 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses.

During the second quarter of 2020, we completed a study of qualifying research and development expenses resulting in the recognition of tax benefits of $2.2 million, net of tax reserves, related to the current year and $6.3 million, net of tax reserves, related to the prior years as of the third quarter of 2020. We recorded the tax benefit, before tax reserves, as a deferred tax asset.

The CARES Act, which was enacted on March 27, 2020, includes changes to certain tax laws related to the deductibility of interest expense and depreciation, as well as the provision to carryback net operating losses to five preceding years. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. As a result of the CARES Act provisions, in the third quarter of 2020 we recognized a tax benefit of $4.0 million resulting from the loss carryback claim to a prior period with a higher statutory rate, which also decreased our current income taxes payable by $9.5 million as of September 30, 2020.

Note L — Debt and Other Obligations

Debt consists of the following:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Debt:
Term Loan B	$492,375	$496,163
Seller notes	29,208	9,005
Deferred payment obligation	4,000	—
Finance lease liabilities and other	3,606	2,033
Total debt before unamortized discount and debt issuance costs	529,189	507,201
Unamortized discount and debt issuance costs, net	(7,798)	(8,328)
Total debt	$521,391	$498,873

Current portion of long-term debt:
Term Loan B	$5,050	$5,050
Seller notes	21,893	3,175
Finance lease liabilities and other	848	527
Total current portion of long-term debt	27,791	8,752
Long-term debt	$493,600	$490,121

Refinancing of Credit Agreement and Term B Borrowings

On March 6, 2018, we entered into a $605.0 million Senior Credit Facility (the “Credit Agreement”).  The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025.  Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.2 million as of September 30, 2020.  We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.

In March 2020, we borrowed $79.0 million under our revolving credit facility, which was due in March 2023.  In June 2020, we repaid $57.0 million in borrowings under this revolving credit facility, and in September 2020, we repaid the remaining $22.0 million in borrowings under the facility. We had approximately $94.8 million in available borrowing capacity under our $100.0 million revolving credit facility as of September 30, 2020.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin.  For the three months ended September 30, 2020, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 3.6%.  We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note N – “Derivative Financial Instruments.”

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

We were in compliance with all covenants at September 30, 2020.

Seller notes and the deferred payment obligation

We typically issue subordinated promissory notes (“Seller notes”) as a part of the consideration transferred when making acquisitions. We measure these instruments at their estimated fair values as of the respective acquisition dates. The stated interest rates on these instruments range from 2.50% to 3.00%. The Seller notes are unsecured and are presented net of unamortized discount of $0.9 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively. Principal and interest are payable in quarterly or annual installments and mature through October 2024.

Amounts due under the deferred payment obligation to the former shareholders of an acquired O&P business are unsecured and presented net of unamortized discount of $0.5 million as of September 30, 2020. The deferred payment obligation was measured at its estimated fair value as of the acquisition date and accrues interest at a rate of 3.0%. Principal and interest payments under the deferred payment obligation are due in annual installments beginning in 2024 and for three years thereafter.

Scheduled Maturities of Total Debt

Scheduled maturities of debt at September 30, 2020 were as follows:

(in thousands)
2020 (remainder of year)	$21,023
2021	9,759
2022	8,494
2023	8,049
2024	7,337
Thereafter	474,527
Total debt before unamortized discount and debt issuance costs, net	529,189
Unamortized discount and debt issuance costs, net	(7,798)
Total debt	$521,391

Note M — Fair Value Measurements

Financial Instruments

The carrying value of our outstanding term loan as of September 30, 2020 (excluding unamortized discounts and debt issuance costs of $6.9 million) was $492.4 million compared to its fair value of $487.5 million. The carrying value of our outstanding term loan as of December 31, 2019 (excluding unamortized discounts and debt issuance costs of $7.9 million) was $496.2 million compared to its fair value of $497.4 million.  Our estimates of fair value are based on a discounted cash flow model and an indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

We have interest rate swap agreements designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement.  See Note L - “Debt and Other Obligations” and Note N - “Derivative Financial Instruments” for further information.

We believe that the carrying value of the Seller notes and the deferred payment obligation approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement. The carrying value of our outstanding Seller notes and the deferred payment obligation issued in connection with past acquisitions as of September 30, 2020 was $32.3 million, net of unamortized discounts of $0.9 million.

Note N — Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024.  As of September 30, 2020 and December 31, 2019, our swaps had a notional value outstanding of $300.0 million and $312.5 million, respectively.

Change in Net Loss on Cash Flow Hedges Including Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the three months ended September 30, 2020 and 2019, respectively:

(in thousands)	Cash Flow Hedges
Balance as of June 30, 2020	$(19,612)
Unrealized loss recognized in other comprehensive loss, net of tax	(455)
Reclassification to interest expense, net	1,997
Balance as of September 30, 2020	$(18,070)

Balance as of June 30, 2019	$(10,560)
Unrealized loss recognized in other comprehensive loss, net of tax	(2,060)
Reclassification to interest expense, net	419
Balance as of September 30, 2019	$(12,201)

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the nine months ended September 30, 2020 and 2019, respectively:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2019	$(10,137)
Unrealized loss recognized in other comprehensive loss, net of tax	(12,518)
Reclassification to interest expense, net	4,585
Balance as of September 30, 2020	$(18,070)

Balance as of December 31, 2018	$(2,936)
Unrealized loss recognized in other comprehensive loss, net of tax	(10,135)
Reclassification to interest expense, net	870
Balance as of September 30, 2019	$(12,201)

The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020		As of December 31, 2019
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	$—	$7,704	$—	$3,516
Other liabilities	—	16,075	—	9,821

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

As of September 30, 2020, there were 1,564,081 unvested restricted stock awards outstanding. This was comprised of 1,126,361 employee service-based awards with a weighted average grant date fair value of $19.23 per share, 367,097 employee performance-based awards with a weighted average grant date fair value of $18.94 per share, and 70,623 director service-based awards with a weighted average grant date value of $17.08 per share.  As of September 30, 2020, there were 520,105 outstanding options exercisable with a weighted average exercise price of $12.77 and average remaining contractual term of 6.6 years.

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

We recognized a total of approximately $3.1 million and $15.6 million of share-based compensation expense for the three and nine  months ended September 30, 2020 and a total of approximately $3.4 million and $10.1 million for the three and nine months ended September 30, 2019, respectively. Share-based compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.

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

We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.  The change in net benefit cost and obligation during the three and nine months ended September 30, 2020 and 2019 is as follows:

Change in Benefit Obligation:

(in thousands)	2020	2019
Benefit obligation as of June 30	$17,763	$17,535
Service cost	98	84
Interest cost	121	164
Payments	(12)	(12)
Benefit obligation as of September 30	$17,970	$17,771

Benefit obligation as of December 31, 2019 and 2018, respectively	$19,214	$18,927
Service cost	294	251
Interest cost	363	494
Payments	(1,901)	(1,901)
Benefit obligation as of September 30	$17,970	$17,771

Amounts Recognized in the Condensed Consolidated Balance Sheets:

	As of September 30,	As of December 31,
(in thousands)	2020	2019
Current accrued expenses and other current liabilities	$1,913	$1,913
Non-current other liabilities	16,057	17,301
Total accrued liabilities	$17,970	$19,214

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

As of September 30, 2020 and December 31, 2019, the estimated accumulated obligation benefit is $4.2 million and $3.9 million, of which $3.8 million and $3.3 million is funded and $0.4 million and $0.6 million is unfunded at September 30, 2020 and December 31, 2019, respectively.

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

Patient Care — This segment consists of (i) our owned and operated patient care clinics, and (ii) our contracting and network management business. The patient care clinics provide services to design and fit O&P devices to patients.  These clinics also instruct patients in the use, care, and maintenance of the devices.  The principal reimbursement sources for our services are:

●	Commercial private payors and other, which consist of individuals, rehabilitation providers, commercial insurance companies, health management organizations (“HMOs”), preferred provider organizations (“PPOs”), hospitals, vocational rehabilitation, workers’ compensation programs, and similar sources;

●	Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain persons with disabilities, which provides reimbursement for O&P products and services based on prices set forth in published fee schedules (generally with either 10 regional pricing areas or state level prices) for prosthetics and orthotics and by state for durable medical equipment (DMEPOS);

●	Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons requiring financial assistance, regardless of age, which may supplement Medicare benefits for persons aged 65 or older requiring financial assistance; and

●	the VA.

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

	Patient Care		Products & Services
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net revenues
Third party	$212,664	$230,931	$43,973	$48,707
Intersegments	—	—	50,011	53,670
Total net revenues	212,664	230,931	93,984	102,377
Material costs
Third party suppliers	56,599	65,055	24,863	26,979
Intersegments	7,339	6,284	42,672	47,386
Total material costs	63,938	71,339	67,535	74,365
Personnel expenses	76,989	81,274	12,738	13,320
Other expenses	34,713	37,245	5,957	6,858
Depreciation & amortization	4,786	4,943	2,633	2,723
Segment income from operations	$32,238	$36,130	$5,121	$5,111

	Patient Care		Products & Services
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net revenues
Third party	$598,706	$652,700	$125,104	$144,455
Intersegments	—	—	138,899	150,245
Total net revenues	598,706	652,700	264,003	294,700
Material costs
Third party suppliers	160,212	181,358	68,463	80,452
Intersegments	18,639	18,268	120,260	131,977
Total material costs	178,851	199,626	188,723	212,429
Personnel expenses	216,910	233,402	35,824	39,393
Other expenses	86,462	112,014	18,614	20,883
Depreciation & amortization	14,089	13,997	7,883	7,862
Segment income from operations	$102,394	$93,661	$12,959	$14,133

A reconciliation of the total of the reportable segments’ income from operations to consolidated net income is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Income from operations
Patient Care	$32,238	$36,130	$102,394	$93,661
Products & Services	5,121	5,111	12,959	14,133
Corporate & other	(24,284)	(23,838)	(72,590)	(69,267)
Income from operations	13,075	17,403	42,763	38,527
Interest expense, net	8,013	8,954	24,918	25,973
Non-service defined benefit plan expense	158	173	474	519
Income before income taxes	4,904	8,276	17,371	12,035
(Benefit) provision for income taxes	(1,911)	2,585	(4,750)	3,260
Net income	$6,815	$5,691	$22,121	$8,775

A reconciliation of the reportable segment net revenues to consolidated net revenues is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net revenues
Patient Care	$212,664	$230,931	$598,706	$652,700
Products & Services	93,984	102,377	264,003	294,700
Corporate & other	—	—	—	—
Consolidating adjustments	(50,011)	(53,670)	(138,899)	(150,245)
Consolidated net revenues	$256,637	$279,638	$723,810	$797,155

A reconciliation of the reportable segment material costs to consolidated material costs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Material costs
Patient Care	$63,938	$71,339	$178,851	$199,626
Products & Services	67,535	74,365	188,723	212,429
Corporate & other	—	—	—	—
Consolidating adjustments	(50,011)	(53,670)	(138,899)	(150,245)
Consolidated material costs	$81,462	$92,034	$228,675	$261,810

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

Business Overview

General

We are a leading national provider of products and services that assist in enhancing or restoring the physical capabilities of patients with disabilities or injuries, and we and our predecessor companies have provided O&P services for nearly 160 years. We provide O&P services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to patients and businesses in acute, post-acute, and clinic settings. We operate through two segments - Patient Care and Products & Services.

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 704 patient care clinics and 110 satellite locations in 46 states and the District of Columbia as of September 30, 2020. We also provide payor network contracting services to other O&P providers through this segment.

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

For the three and nine months ended September 30, 2020, our net revenues were $256.6 million and $723.8 million, respectively, and we recorded net income of $6.8 million and $22.1 million, respectively.  For the three and nine months ended September 30, 2019, our net revenues were $279.6 million and $797.2 million, respectively, and we recorded net income of $5.7 million and $8.8 million, respectively.

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

Through our internal “supply chain” organization, we purchase, warehouse, and distribute over 450,000 SKUs from more than 300 different manufacturers through SPS or directly to our own clinics within our Patient Care segment. Our warehousing and distribution facilities in Nevada, Georgia, Illinois, Pennsylvania (ceased operations as of September 30, 2020), and Texas provide us with the ability to deliver products to the vast majority of our customers in the United States within two business days.

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

Effects of the COVID-19 Pandemic

Beginning in the last weeks of March 2020, our business volumes began to be adversely affected by the COVID-19 pandemic. As federal, state, and local authorities implemented social distancing and suppression measures to respond to an increasing number of nationwide COVID-19 infections, we experienced a decrease in our patient appointments and general business volumes. In response, during the last week of March 2020, we made certain changes to our operations, implemented a broad number of cost reduction measures, and delayed certain capital investment projects. Although our business volumes have shown gradual improvement from their initial significant decline, the adverse impact of the COVID-19 pandemic on our business has continued through the third quarter and into the fourth quarter. These volume effects and our operating responses are discussed further in this section, and the effects of COVID-19 on our financial condition is discussed in the “Financial Condition, Liquidity and Capital Resources” section below.

Effect on Business Volumes

During the months of July, August and September 2020, patient appointments in our Patient Care Clinics declined by approximately 18%, 17%, and 13%, respectively, as compared with the same period in 2019.  This constituted an approximate average decrease of 16% in patient appointments during the three months ended September 30, 2020.  During the quarter, we experienced a relatively lower decline in prosthetic patient volumes as compared with orthotic patient volumes, although our orthotic volumes did improve as compared to the second quarter. Given the higher relative price of prosthetic devices that resulted in a more favorable product mix, same-clinic revenues within our Patient Care segment declined at a lower rate than patient appointments, reflecting a decrease of 10.3%, on a per day basis, as compared with the comparable period last year.  As of the end of September 2020, we had temporarily closed 22 patient care clinics and another 84 clinics were open for reduced hours or by appointment only.  We believe the generally more acute nature of conditions that lead to the need for prosthetics, the patient age demographics and the relatively greater impact that the absence of access to these devices can have on a patient’s daily life were the primary reasons that led to the relatively lower decline in prosthetic patients as compared with orthotic patients in our Patient Care Segment during the period.  Billings for componentry delivered to independent providers of orthotics and prosthetics by our distribution services business decreased by approximately 10% during the quarter ended September 30, 2020 as compared to the same period in 2019.  Our business volumes associated with therapeutic solutions have also been adversely affected due to access restrictions our skilled nursing facility clients have implemented at their facilities in response to the COVID-19 pandemic. Due to significant geographic product mix and timing differences, there can be no assurance that these volumes or billing amounts will be reflective of our future results and are solely provided for the purposes of giving context to the magnitude of the effect of the COVID-19 pandemic on our business during the third quarter.

Given that the development of a clearly effective medical treatment approach for treating COVID-19 does not appear imminent and that the vast majority of the general population of the United States has not developed natural immunity, we believe that the adverse effects of the COVID-19 pandemic will continue to affect our business volumes for the duration of 2020, and likely into 2021. These adverse effects will primarily be the result of anticipated continuing governmental measures to suppress the virus to address periods and locations of virus re-emergence, the adverse economic consequences to our patients, and the general lack of normalcy in the willingness of individuals to engage in activities that might increase their likelihood of their exposure to the virus.

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

As a result of the COVID-19 pandemic, we have found it necessary to reduce our personnel costs in response to significant decreases in business volumes.  Commencing at the start of April 2020, personnel cost reductions were implemented through (i) an average 32% decrease in the salaries of all of our exempt employees, the percentage of which varies to lower amounts for lower salaried employees up to reduction amounts ranging from 47% to 100% for our senior leadership team; (ii) the furloughing of certain employees on a voluntary and involuntary basis; (iii) the reduction of work hours for non-exempt employees; (iv) modification of bonus, commission, and other variable incentive plans; (v) the reduction of overtime expenses; (vi) the elimination of certain open positions; (vii) a reduction in the use of contract employees, and (viii) the temporary suspension of certain auto allowances.  We communicated to our employees that reductions of exempt employee salaries could continue for up to a six month period ending on October 2, 2020 of this year (the “Reduction Period”).  Due to the trends in our business volumes discussed in the Effect on Business Volumes section, on June 8, 2020, we announced we had reinstated a portion of the salary reduction for our exempt employees.  Effective July 11, 2020, we reinstated an additional portion of the salary reduction for our exempt employees, resulting in an average 11% decrease in salaries for the remainder of the Reduction Period and, finally, effective September 19, 2020, we reinstated the remainder of the salary reduction for our exempt employees. Throughout the Reduction Period, the salary reductions of our senior leadership team ranged from 15% to 100%, depending on the individual, and prior to the full reinstatement of all exempt employees' salaries in September 2020.  Our decision to reduce employee wages rather than to implement a more permanent reduction in force was based on our preference to collectively share in the financial hardships caused by the COVID-19 pandemic rather than to subject portions of our workforce to the full financial burden. Additionally, this approach has allowed us to retain as many employees as possible to preserve the experience, culture, and patient service capabilities of our workforce for periods subsequent to the COVID-19 pandemic.  We have not implemented changes to employee benefits, nor do we currently intend to suspend our annual employer 401(k) match for 2020, which we would typically expect to pay in March of 2021.

We have undertaken other reductions to our other operating expenses. However, our largest category of operating expense, rent, utilities, and facilities maintenance, which amounted to $17.0 million and $49.9 million during the three and nine months ended September 30, 2020, respectively, has proven difficult to meaningfully reduce in the short term.

Excluding reductions in componentry costs, which varied in a corresponding fashion with decreases in revenue, these cost reduction measures provided savings in the approximate amount of $16 million in operating expenses for the three month period ended September 30, 2020.  We believe these expense reductions are temporary in nature, and are not sustainable during periods of normal operation.  Due to the fact that as of September 2020, we have reinstated the salary reductions and reduced the number of employees on furlough, our personnel costs will increase to normal levels in the fourth quarter of 2020.

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

CARES Act

The CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $175.0 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities and Medicare- and Medicaid- enrolled suppliers and institutional providers.  The purpose of these funds is to reimburse providers for lost revenue attributable to the COVID-19 pandemic, such as lost revenues attributable to canceled procedures, as well as to provide support for health-care related expenses.  In April 2020, HHS began making payments to healthcare providers from the $175.0 billion appropriation.  These are payments, rather than loans, to healthcare providers, and will not need to be repaid.

During the second and third quarters of 2020, we recognized a total benefit of $20.6 million in our condensed consolidated statement of operations within Other operating costs for a portion of the grant proceeds we received under the CARES Act (“Grants”) from HHS.  In addition, as of September 30, 2020, we have recorded a liability of $3.4 million within Accrued expenses and other liabilities in the condensed consolidated balance sheet for Grant proceeds that have not met the recognition criteria for income.

Other Products & Services Performance Considerations

As discussed in our 2019 Form 10-K, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, several of the larger independent O&P providers we served through the distribution of componentry encountered financial difficulties during the nine months ended September 30, 2020 which resulted in our discontinuing distribution services to these customers.  Generally, we believe our distribution customers encounter reimbursement pressures similar to those we experience in our own Patient Care segment and, depending on their ability to adapt to the increased claims documentation standards that have emerged in our industry, this may either limit the rate of growth of some of our customers, or otherwise affect the rate of growth we experience in our distribution of O&P componentry to independent providers.  During future periods, in addition to the adverse effects of the COVID-19 pandemic discussed above, we currently believe our rate of revenue growth in this segment may decrease as we choose to limit the extent to which we distribute certain low margin orthotic products.  Additionally, to the extent that we acquire independent O&P providers who are pre-existing customers of our distribution services, our revenue growth in this segment would be adversely affected as we would no longer recognize external revenue from the components we provide them.

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

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the VA. The following is a summary of our payor mix, expressed as an approximate percentage of net revenues for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Medicare	32.0%	31.6%	32.4%	31.6%
Medicaid	16.2%	15.6%	16.1%	15.9%
Commercial Insurance / Managed Care (excluding Medicare and Medicaid Managed Care)	35.7%	36.1%	35.6%	35.6%
Veterans Administration	9.1%	10.3%	9.0%	9.9%
Private Pay	7.0%	6.4%	6.9%	7.0%
Patient Care	100.0%	100.0%	100.0%	100.0%

Patient Care constituted 82.9% and 82.7% of our net revenues for the three and nine months ended September 30, 2020 and 82.6% and 81.9% for the three and nine months ended September 30, 2019. Our remaining net revenues were provided by our Products & Services segment, which derives its net revenues from commercial transactions with independent O&P providers, healthcare facilities, and other customers. In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

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

Disallowed revenue is considered an adjustment to the transaction price. Estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are presented as a reduction of net revenues. These amounts recorded in net revenues within the Patient Care segment for the three and nine months ended September 30, 2020 and 2019 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Gross charges	$222,950	$245,267	$625,440	$689,969
Less estimated implicit price concessions arising from:
Payor disallowances	9,369	11,051	24,020	29,309
Patient non-payments	917	3,285	2,714	7,960
Payor disallowances and patient non-payments	10,286	14,336	26,734	37,269
Net revenues	$212,664	$230,931	$598,706	$652,700

Payor disallowances	$9,369	$11,051	$24,020	$29,309
Patient non-payments	917	3,285	2,714	7,960
Payor disallowances and patient non-payments	$10,286	$14,336	$26,734	$37,269

Payor disallowances %	4.2%	4.5%	3.8%	4.2%
Patient non-payments %	0.4%	1.3%	0.4%	1.2%
Percent of gross charges	4.6%	5.8%	4.2%	5.4%

Acquisitions

In the second quarter of 2020, we acquired all of the outstanding equity interests of an O&P business for total consideration of $46.1 million at fair value, of which $16.8 million was cash consideration, net of cash acquired, $21.9 million was issued in the form of notes to the former shareholders, $3.5 million in the form of a deferred payment obligation to the former shareholders and $4.0 million in additional consideration.  Of the $21.9 million in notes issued to the former shareholders, approximately $18.1 million of the notes were paid in October 2020 in a lump sum payment and the remaining $3.8 million of the notes are payable in annual installments over a period of three years on the anniversary date of the acquisition. Payments totaling $3.5 million under the deferred payment obligation are due in annual installments beginning in the fourth year following the acquisition and for three years thereafter.  Additional consideration includes approximately $3.6 million in liabilities incurred to the shareholders as part of the business combination payable in October 2020 and is included in Accrued expenses and other liabilities in the condensed consolidated balance sheet.  The remaining $0.4 million in additional consideration represents the effective settlement of amounts due to us from the acquired O&P business as of the acquisition date.  We completed the acquisition with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of high quality O&P providers.

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

Acquisition-related costs are included in general and administrative expenses in our consolidated statements of operations. Total acquisition-related costs incurred during the three and nine months ended September 30, 2020 were $0.1 million and $0.6 million, respectively, which includes those costs for transactions that are in progress or not completed during the respective period. Acquisition-related costs incurred for acquisitions completed during the three and nine month periods ended September 30, 2020 were $0.0 million and $0.4 million, respectively.  Total acquisition-related costs incurred during the year ended December 31, 2019 were $1.5 million, which includes those costs for transactions that are in progress or not completed during the respective period.  Acquisition-related costs incurred for acquisitions completed during the year ended December 31, 2019 were $1.0 million.

In response to the expected economic impact of the COVID-19 pandemic, we implemented certain cost mitigation and liquidity management strategies, including the temporary delay of our acquisitions of O&P providers, subject to certain conditions and thresholds in the first amendment to our Credit Agreement entered into in May 2020, except that certain acquisitions are permitted after September 30, 2020, in the event we maintain certain leverage and liquidity thresholds.  During the fourth quarter of 2020, we recommenced our acquisition of O&P providers. Refer to the “Financial Condition, Liquidity and Capital Resources” section for additional discussion.

New Systems Implementations

During 2019, we commenced the design, planning, and initial implementation of new financial and supply chain systems (“New Systems Implementations”), and planned to invest in new servers and software that operate as a part of our technology infrastructure. In connection with our new financial and supply chain systems, for the three and nine month period ended September 30, 2020, we have expensed $0.5 million and $2.0 million, respectively, and for the year ended December 31, 2019, we expensed $2.9 million.  We currently anticipate that we will spend $2.7 million for the full year  2020 on these systems.

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

As of September 30, 2020, we capitalized $4.9 million of implementation costs for cloud computing arrangements, net of accumulated amortization, and recorded in other current assets and other assets in the consolidated balance sheet.

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

Our results are also affected, to a lesser extent, by our holding of an education fair in the first quarter of each year. This event is conducted to assist our clinicians in maintaining their training and certification requirements and to facilitate a national meeting with our clinical leaders. We also invite manufacturers of the componentry for the devices we fabricate to these annual events so they can demonstrate their products and otherwise assist in our training process. During the first quarter of 2020 and 2019, we spent approximately $2.3 million in each of these two years, on travel and other costs associated with this event. In addition to the costs we incur associated with this annual event, we also lose the productivity of a significant portion of our clinicians during the period in which this event occurs, which contributes to the lower seasonal revenue level we experience during the first quarter of each year.

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

Results of Operations

Our results of operations for the three months ended September 30, 2020 and 2019 were as follows (unaudited):

	For the Three Months Ended
	September 30,		Percent Change
(dollars in thousands)	2020	2019	2020 vs 2019
Net revenues	$256,637	$279,638	(8.2)%
Material costs	81,462	92,034	(11.5)%
Personnel costs	89,727	94,594	(5.1)%
Other operating costs	29,935	32,771	(8.7)%
General and administrative expenses	31,371	29,834	5.2%
Professional accounting and legal fees	2,264	3,629	(37.6)%
Depreciation and amortization	8,803	9,373	(6.1)%
Operating expenses	243,562	262,235	(7.1)%
Income from operations	13,075	17,403	(24.9)%
Interest expense, net	8,013	8,954	(10.5)%
Non-service defined benefit plan expense	158	173	(8.7)%
Income before income taxes	4,904	8,276	(40.7)%
(Benefit) provision for income taxes	(1,911)	2,585	(173.9)%
Net income	$6,815	$5,691	19.8%

During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Three Months Ended
	September 30,
	2020	2019
Material costs	31.7%	32.9%
Personnel costs	35.0%	33.8%
Other operating costs	11.7%	11.7%
General and administrative expenses	12.2%	10.7%
Professional accounting and legal fees	0.9%	1.3%
Depreciation and amortization	3.4%	3.4%
Operating expenses	94.9%	93.8%

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Relevance of Third Quarter Results to Comparative and Future Periods.  As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter, our revenues and operating results began to be adversely affected by the COVID-19 pandemic, a trend which continued through September 2020 and into the fourth quarter.  The effects of this public health emergency on our revenues and earnings in the three months ended September 30, 2020 impacted the comparison to our historical financial results.  Due to the uncertainty surrounding the future economic and social impacts of the COVID-19 pandemic, such comparison may not be indicative of future results.  Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.

Net revenues. Net revenues for the three months ended September 30, 2020 were $256.6 million, a decrease of $23.0 million, or 8.2%, from $279.6 million for the three months ended September 30, 2019.  Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended
	September 30,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$212,664	$230,931	$(18,267)	(7.9)%
Products & Services	43,973	48,707	(4,734)	(9.7)%
Net revenues	$256,637	$279,638	$(23,001)	(8.2)%

Patient Care net revenues for the three months ended September 30, 2020 were $212.7 million, a decrease of $18.3 million, or 7.9%, from $230.9 million for the same period in the prior year.  Same clinic revenues decreased $22.5 million for the three months ended September 30, 2020 compared to the same period in the prior year, reflecting a decrease of 10.3% on a per-day basis.  Net revenues from acquired clinics and consolidations increased $4.4 million, and revenues from other services decreased $0.2 million.

Prosthetics constituted approximately 56% of our total Patient Care revenues for the three months ended September 30, 2020 and 55% for the same period in 2019, excluding the impact of acquisitions.  Prosthetic revenues for the three months ended September 30, 2020 were 8.9% lower, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions.  Orthotics, shoes, inserts, and other products decreased by 11.8% on a per-day basis compared to the same comparative prior periods, excluding the impact of acquisitions. Revenues were adversely affected during the period due to a decline in patient appointment volumes beginning in the last weeks of March and continuing through the third quarter of 2020 as a result of the continuing spread of COVID-19 viral infections, governmental suppression measures implemented in response to the COVID-19 pandemic,  and other factors impacting our business volumes discussed in the “Effects of the COVID-19 Pandemic” section.

Products & Services net revenues for the three months ended September 30, 2020 were $44.0 million, a decrease of $4.7 million, or 9.7% from the same period in the prior year.  This was primarily attributable to a decrease of $3.9 million, or 10.8%, in the distribution of O&P componentry to independent providers stemming from lower volumes due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above, and to a lesser extent from a change in the business mix.  In addition, net revenues from therapeutic solutions decreased $0.8 million, or 6.6%, primarily as a result of the impact of historical customer lease cancellations, partially offset by lease installations in the third quarter of 2020.

Beginning in the latter half of March 2020 and continuing throughout the third quarter of 2020, our business volumes were adversely affected by the COVID-19 pandemic.  We believe that the decline in net revenues during the three months ended September 30, 2020 was primarily due to the continuing spread of COVID-19 viral infections, state and local government restrictions, social distancing and suppression measures adopted by our patients and customers, and the deferral of elective surgical procedures, all of which we believe to have contributed to a decline in physician referrals and patient appointments.  These adverse volume effects continued throughout the third quarter of 2020.  For additional discussion, refer to the “Effects of the COVID-19 Pandemic” section.

Material costs.  Material costs for the three months ended September 30, 2020 were $81.5 million, a decrease of $10.6 million or 11.5%, from the same period in the prior year.  Total material costs as a percentage of net revenues decreased to 31.7% in the three months ended September 30, 2020 from 32.9% in the three months ended September 30, 2019 primarily due to changes in our Product & Services segment business and product mix.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended
	September 30,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$63,938	$71,339	$(7,401)	(10.4)%
Products & Services	17,524	20,695	(3,171)	(15.3)%
Material costs	$81,462	$92,034	$(10,572)	(11.5)%

Patient Care material costs decreased $7.4 million, or 10.4%, for the three months ended September 30, 2020 compared to the same period in the prior year as a result of the reduction in segment net sales, offset by our acquisitions and changes in the segment product mix. Patient Care material costs as a percent of segment net revenues decreased to 30.1% for the three months ended September 30, 2020 from 30.9% for the three months ended September 30, 2019.

Products & Services material costs decreased $3.2 million, or 15.3%, for the three months ended September 30, 2020 compared to the same period in the prior year. As a percent of net revenues in the Products & Services segment, material costs were 39.9% for the three months ended September 30, 2020 as compared to 42.5% in the same period of 2019. The decrease in material as a percent of segment net revenues was due to a change in business and product mix within the segment.

Personnel costs. Personnel costs for the three months ended September 30, 2020 were $89.7 million, a decrease of $4.9 million, or 5.1%, from $94.6 million for the same period in the prior year. Personnel costs by operating segment were as follows:

	For the Three Months Ended
	September 30,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$76,989	$81,274	$(4,285)	(5.3)%
Products & Services	12,738	13,320	(582)	(4.4)%
Personnel costs	$89,727	$94,594	$(4,867)	(5.1)%

Personnel costs for the Patient Care segment were $77.0 million for the three months ended September 30, 2020, a decrease of $4.3 million, or 5.3%, from $81.3 million compared to the same period in the prior year.  The decrease in Patient Care personnel costs during the three months ended September 30, 2020 was primarily related to a decrease in salary expense of $7.2 million due to cost mitigation efforts implemented as a result of the COVID-19 pandemic, payroll taxes of $0.2 million, and commissions of $0.1 million, offset by increases in incentive compensation and benefits of $2.2 million and severance costs of $1.0 million, compared to the three months ended September 30, 2019.

Personnel costs in the Products & Services segment were $12.7 million for the three months ended September 30, 2020, a decrease of $0.6 million compared to the same period in the prior year.  Salary expense decreased $0.8 million due to cost mitigation efforts implemented as a result of the COVID-19 pandemic, offset by bonus, commissions, and other personnel cost increases of $0.2 million for the three months ended September 30, 2020 compared to the same period in the prior year.

Other operating costs.  Other operating costs for the three months ended September 30, 2020 were $29.9 million, a decrease of $2.8 million, or 8.7%, from $32.8 million for the same period in the prior year. Travel and other expenses decreased $3.4 million due to cost mitigation efforts as a result of the COVID-19 pandemic, and bad debt expense decreased $0.4 million primarily due to a moderation of forecast assumptions used in the estimate. The decreases were offset by a $1.0 million increase in rent expense from new, renewed, and acquired leases as compared to the same period in the prior year.

General and administrative expenses.  General and administrative expenses for the three months ended September 30, 2020 were $31.4 million, an increase of $1.5 million, or 5.2%, from the same period in the prior year. The increase was primarily attributable to $2.5 million of qualified disaster relief payments to employees, additional severance costs of $1.9 million, and increases in other personnel-related costs of $1.2 million, offset by decreases in salary expense of $2.1 million and other expenses of $2.0 million, as compared to the same period in the prior year.

Professional accounting and legal fees.  Professional accounting and legal fees for the three months ended September 30, 2020 were $2.3 million, a decrease of $1.4 million, or 37.6%, from $3.6 million for the same period in the prior year primarily due to targeted efforts to remediate material weaknesses in our internal controls over financial reporting that occurred in the three months ended September 30, 2019 that did not recur in the same period of 2020.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2020 was $8.8 million, a decrease of $0.6 million, or 6.1%, from the same period in the prior year. Depreciation expense decreased $0.8 million and amortization expense increased $0.2 million when compared to the same period in the prior year.

Interest expense, net. Interest expense for the three months ended September 30, 2020 decreased 10.5% to $8.0 million from $9.0 million for the same period in the prior year.

(Benefit) provision for income taxes. The benefit for income taxes for the three months ended September 30, 2020 was $1.9 million, or -39.0% of income before income taxes, compared to a provision of $2.6 million, or 31.2% of income before income taxes for the three months ended September 30, 2019.  The effective tax rate for the three months ended September 30, 2020 consisted principally of the 21% federal statutory tax rate, the tax benefit from the loss carryback claim, the rate impact from state income taxes, and permanent tax differences.  The decrease in the effective tax rate for the three months ended September 30, 2020 compared with the three months ended September 30, 2019 is primarily attributable to the tax benefit from the loss carryback claim to a prior period with a higher statutory rate granted under the CARES Act.

We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law. Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment.  As of September 30, 2020, our valuation allowance was approximately $2.1 million.

The CARES Act, which was enacted on March 27, 2020, includes changes to certain tax laws related to the deductibility of interest expense and depreciation.  ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted.  As a result of the CARES Act provisions, in the third quarter of 2020 we recognized a tax benefit of $4.0 million resulting from the loss carryback claim to a prior period with a higher statutory rate, which also decreased our current income taxes payable by $9.5 million as of September 30, 2020.

Our results of operations for the nine months ended September 30, 2020 and 2019 were as follows (unaudited):

	For the Nine Months Ended		Percent
	September 30,		Change
(dollars in thousands)	2020	2019	2020 vs 2019
Net revenues	$723,810	$797,155	(9.2)%
Material costs	228,675	261,810	(12.7)%
Personnel costs	252,734	272,795	(7.4)%
Other operating costs	74,098	100,067	(26.0)%
General and administrative expenses	91,618	87,474	4.7%
Professional accounting and legal fees	7,409	9,576	(22.6)%
Depreciation and amortization	26,513	26,906	(1.5)%
Operating expenses	681,047	758,628	(10.2)%
Income from operations	42,763	38,527	11.0%
Interest expense, net	24,918	25,973	(4.1)%
Non-service defined benefit plan expense	474	519	(8.7)%
Income before income taxes	17,371	12,035	44.3%
(Benefit) provision for income taxes	(4,750)	3,260	(245.7)%
Net income	$22,121	$8,775	152.1%

During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Nine Months Ended
	September 30,
	2020	2019
Material costs	31.6%	32.8%
Personnel costs	34.9%	34.2%
Other operating costs	10.2%	12.6%
General and administrative expenses	12.7%	11.0%
Professional accounting and legal fees	1.0%	1.2%
Depreciation and amortization	3.7%	3.4%
Operating expenses	94.1%	95.2%

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Relevance of Nine Months Ended Results to Comparative and Future Periods.  As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter, our revenues and operating results began to be adversely affected by the COVID-19 pandemic, a trend which continued through September 2020.  The effects of this public health emergency on our revenues and earnings in the nine months ended September 30, 2020 impacted the comparison to our historical financial results.  Due to the uncertainty surrounding the future economic and social impacts of the COVID-19 pandemic, the comparison may not be indicative of future results.  Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.

Net revenues.  Net revenues for the nine months ended September 30, 2020 were $723.8 million, a decrease of $73.3 million, or 9.2%, from $797.2 million for the nine months ended September 30, 2019.  Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Nine Months Ended
	September 30,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$598,706	$652,700	$(53,994)	(8.3)%
Products & Services	125,104	144,455	(19,351)	(13.4)%
Net revenues	$723,810	$797,155	$(73,345)	(9.2)%

Patient Care net revenues for the nine months ended September 30, 2020 were $598.7 million, a decrease of $54.0 million, or 8.3%, from $652.7 million for the same period in the prior year.  Same clinic revenues decreased $66.8 million for the nine months ended September 30, 2020 compared to the same period in the prior year, reflecting a decrease of 11.2% on a per-day basis.  Net revenues from acquired clinics and consolidations increased $13.4 million, and revenues from other services decreased $0.6 million.

Prosthetics constituted approximately 56% of our total Patient Care revenues for the nine months ended September 30, 2020 and 54% for the same period in 2019, excluding the impact of acquisitions.  Prosthetic revenues for the nine months ended September 30, 2020 were 6.6% lower, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions.  Orthotics, shoes, inserts, and other products decreased by 16.3% on a per-day basis compared to the same comparative prior periods, excluding the impact of acquisitions. Revenues were adversely affected during the period due to a decline in patient appointment volumes beginning in the last weeks of March and continuing through the third quarter of 2020 as a result of the continuing spread of COVID-19 viral infections, governmental suppression measures implemented in response to the COVID-19 pandemic, and other factors impacting our business volumes discussed in the “Effects of the COVID-19 Pandemic” section.

Products & Services net revenues for the nine months ended September 30, 2020 were $125.1 million, a decrease of $19.4 million, or 13.4% from the same period in the prior year.  This was primarily attributable to a decrease of $16.6 million, or 15.4%, in the distribution of O&P componentry to independent providers stemming from lower volumes due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above, and a $2.8 million, or 7.5%, decrease in net revenues from therapeutic solutions as a result of the impact of historical customer lease cancellations, partially offset by lease installations.

Beginning in the latter half of March 2020, our business volumes began to be adversely affected by the COVID-19 pandemic, and business volumes were adversely impacted throughout the second and third quarter of 2020.  We believe that the decline in net revenues in the nine months ended September 30, 2020 was primarily due to the continuing spread of COVID-19 viral infections, state and local government restrictions, social distancing and suppression measures adopted by our patients and customers, and deferral of elective surgical procedures, all of which resulted in a decline in physician referrals and patient appointments.  These adverse volume effects have continued into October 2020.  For additional discussion, refer to the “Effects of the COVID-19 Pandemic” section.

Material costs.  Material costs for the nine months ended September 30, 2020 were $228.7 million, a decrease of $33.1 million or 12.7%, from the same period in the prior year.  Total material costs as a percentage of net revenues decreased to 31.6% in the nine months ended September 30, 2020 from 32.8% in the nine months ended September 30, 2019 primarily due to changes in our Product & Services segment business and product mix. Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Nine Months Ended
	September 30,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$178,851	$199,626	$(20,775)	(10.4)%
Products & Services	49,824	62,184	(12,360)	(19.9)%
Material costs	$228,675	$261,810	$(33,135)	(12.7)%

Patient Care material costs decreased $20.8 million, or 10.4%, for the nine months ended September 30, 2020 compared to the same period in the prior year as a result of the reduction in segment net sales, offset by our acquisitions and changes in the segment product mix. Patient Care material costs as a percent of segment net revenues increased to 29.9% for the three months ended September 30, 2020 from 30.6% for the nine months ended September 30, 2019.

Products & Services material costs decreased $12.4 million, or 19.9%, for the nine months ended September 30, 2020 compared to the same period in the prior year. As a percent of net revenues in the Products & Services segment, material costs were 39.8% for the nine months ended September 30, 2020 as compared to 43.0% in the same period of 2019. The decrease in material as a percent of segment net revenues was due to a change in business and product mix within the segment.

Personnel costs.  Personnel costs for the nine months ended September 30, 2020 were $252.7 million, a decrease of $20.1 million, or 7.4%, from $272.8 million for the same period in the prior year. Personnel costs by operating segment were as follows:

	For the Nine Months Ended
	September 30,			Percent
(dollars in thousands)	2020	2019	Change	Change
Patient Care	$216,910	$233,402	$(16,492)	(7.1)%
Products & Services	35,824	39,393	(3,569)	(9.1)%
Personnel costs	$252,734	$272,795	$(20,061)	(7.4)%

Personnel costs for the Patient Care segment were $216.9 million for the nine months ended September 30, 2020, a decrease of $16.5 million, or 7.1%, from $233.4 million compared to the same period in the prior year.  The decrease in Patient Care personnel costs during the nine months ended September 30, 2020 was primarily related to a decrease in salary expense of $20.7 million due to cost mitigation efforts implemented as a result of the COVID-19 pandemic, and a decrease in benefits costs of $1.7 million due to reduced claims experience, payroll taxes of $0.9 million, and commissions by $0.3 million, offset by increases in incentive compensation and other personnel costs of $6.1 million and severance costs of $1.0 million compared to the nine months ended September 30, 2019.

Personnel costs in the Products & Services segment were $35.8 million for the nine months ended September 30, 2020, a decrease of $3.6 million compared to the same period in the prior year.  Salary expense decreased $3.5 million due to cost mitigation efforts as a result of the COVID-19 pandemic, and bonus, commissions, and other personnel costs decreased $0.1 million for the nine months ended September 30, 2020 compared to the same period in the prior year.

Other operating costs.  Other operating costs for the nine months ended September 30, 2020 were $74.1 million, a decrease of $26.0 million, or 26.0%, from $100.1 million for the same period in the prior year.  Other expenses decreased by $20.3 million due to the benefit associated with the recognition of $20.6 million in proceeds from Grants under the CARES Act included in Other operating costs, as discussed in the “Effects of the COVID-19 Pandemic” section.  Travel and other expenses decreased $9.0 million due to cost mitigation efforts as a result of the COVID-19 pandemic.  The decreases are offset by a $3.0 million increase in rent expense from new, renewed, and acquired leases and a $0.3 million increase in bad debt expense as compared to the same period in the prior year.

General and administrative expenses.  General and administrative expenses for the nine months ended September 30, 2020 were $91.6 million, an increase of $4.1 million, or 4.7%, from the same period in the prior year.  The increase was primarily the result of an increase in share-based compensation of $4.9 million, due to the modification recognized in the second quarter of certain equity awards granted in 2017, and from an increase of $4.5 million in incentive compensation and other personnel-related costs, $2.5 million of qualified disaster relief payments to employees, and additional severance costs of $1.9 million, offset by decreases in salary expense of $5.6 million and other expenses of $4.1 million.

Professional accounting and legal fees.  Professional accounting and legal fees for the nine months ended September 30, 2020 were $7.4 million, a decrease of $2.2 million, or 22.6%, from $9.6 million for the same period in the prior year primarily due to targeted efforts to remediate material weaknesses in our internal controls over financial reporting that occurred in the nine months ended September 30, 2019 that did not recur in the same period of 2020.

Depreciation and amortization.  Depreciation and amortization for the nine months ended September 30, 2020 was $26.5 million, a decrease of $0.4 million, or 1.5%, from the same period in the prior year. Depreciation expense decreased $1.5 million and amortization expense increased $1.1 million when compared to the same period in the prior year.

Interest expense, net.  Interest expense for the nine months ended September 30, 2020 decreased 4.1% to $24.9 million from $26.0 million for the same period in the prior year.

(Benefit) provision for income taxes.  The benefit for income taxes for the nine months ended September 30, 2020 was $4.8 million, or -27.3% of income before income taxes, compared to a provision of $3.3 million, or 27.1% of income before income taxes for the nine months ended September 30, 2019.  The effective tax rate in 2020 consisted principally of the 21% federal statutory tax rate, the recognition of research and development tax credits, the tax benefit from the loss carryback claim, the rate impact from state income taxes, the shortfall from share-based compensation, and permanent tax differences.  The decrease in the effective tax rate for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 is primarily attributable to the recognition of research and development tax credits for the current and prior years and a tax benefit from the loss carryback claim to a prior period with a higher statutory rate granted under the CARES Act, partially offset by a shortfall from share-based compensation.

We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law. Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment.  As of September 30, 2020, our valuation allowance approximated $2.1 million.

During the second quarter of 2020, we completed a study of qualifying research and development expenses resulting in the recognition of tax benefits of $2.2 million, net of tax reserves, related to the current year and $6.3 million, net of tax reserves, related to prior years as of the third quarter of 2020. We recorded the tax benefit, before tax reserves, as a deferred tax asset.

The CARES Act, which was enacted on March 27, 2020, includes changes to certain tax laws related to the deductibility of interest expense and depreciation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted.  As a result of the CARES Act provisions, in the third quarter of 2020 we recognized a tax benefit of $4.0 million resulting from the loss carryback claim to a prior period with a higher statutory rate, which also decreased our current income taxes payable by $9.5 million as of September 30, 2020.

Financial Condition, Liquidity, and Capital Resources

Liquidity

Our cash and cash equivalents, and any amounts we have available for borrowing under our revolving credit facility, are immediately available to provide cash for our operations and capital expenditures.  We refer to the sum of these two amounts as our “liquidity.”

At September 30, 2020, we had total liquidity of $242.3 million, which reflected an increase of $73.1 million from the $169.2 million in liquidity we had as of December 31, 2019.  Our liquidity at September 30, 2020 was comprised of cash and cash equivalents of $147.5 million and $94.8 million in available borrowing capacity under our $100.0 million revolving credit facility.  This increase in liquidity primarily related to an increase in cash of $73.1 million, comprised of net cash provided by operations of $125.2 million, which includes approximately $24.0 million in Grants from the federal government under the CARES Act, partially offset by investing cash flows for purchases of property plant and equipment, and purchases of therapeutic program equipment, of $22.5 million, cash paid for acquisitions, net of cash acquired, of $16.9 million, and net cash used in financing activities of $14.1 million.  As of September 30, 2020, we have repaid in full all $79.0 million in borrowings under our revolving credit facility.

Our Credit Agreement contains customary representations and warranties, as well as financial covenants, including that we maintain compliance with certain leverage and interest coverage ratios.  If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds under our revolving credit facility.  Due to the additional borrowings under our revolving credit facility in March 2020, which were repaid in full during the third quarter of 2020, and in anticipation of the potential economic impact of the COVID-19 pandemic, we entered into an amendment to the Credit Agreement that provided for, among other things, increases in the allowable level of indebtedness we may carry relative to our earnings, changes in the definition of EBITDA used to compute certain financial ratios, certain restrictions regarding investments and payments we may make until the completion of the first quarter of 2021 and increases in the interest costs associated with borrowings under our revolving credit facility.  We were in compliance with our debt covenants as of September 30, 2020.

For additional discussion, please refer to the Liquidity Outlook section below.

Working Capital and Days Sales Outstanding

At September 30, 2020, we had working capital of $103.2 million compared to working capital of $107.2 million at December 31, 2019.  Our working capital decreased $4.0 million during the nine months ended September 30, 2020 due to an increase in current liabilities of $51.9 million, only partially offset by an increase in current assets of $47.8 million.

The increase in current liabilities of $51.9 million was primarily attributable to an increase of i) $19.0 million in the Current portion of long-term debt primarily related to $19.6 million in Seller Notes issued in connection with the acquisition of an O&P business in the second quarter of 2020, of which $18.4 million was paid in October 2020, ii) $16.6 million in Accrued expenses and other current liabilities, of which $4.2 million relates to changes in the fair value of our interest rate swap, $3.7 million relates to liabilities incurred in the acquisition of an O&P business in the second quarter of 2020, $3.4 million relates to deferred grant income under the CARES Act, $2.8 million relates to increases in patient prepayments and deposits and $2.5 million in other activity and iii) $15.2 million in Accounts payable. The increase also reflects $2.5 million in additional Accrued compensation related costs attributable to current year increases in incentive compensation, severance and accrued vacation liabilities, partially offset by the payment of $34.2 million in annual incentive compensation and the employer 401(k) matching contribution made during the first quarter of 2020.

The increase in current assets of $47.8 million was primarily attributable to an increase in Cash and cash equivalents of $73.1 million discussed in the “Liquidity” section above, an increase in Income taxes receivable of $5.9 million, which relates to income tax relief under the CARES Act, an increase in Inventories of $5.9 million and approximately $0.8 million in Other current assets.  These increases were offset by decreases in Accounts receivable, net of $38.0 million.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90-day rolling period of net revenue.  This computation can provide a relative measure of the effectiveness of our billing and collections activities.  Clinics acquired during the past 90-day period are excluded from the calculation.  As of September 30, 2020, our DSO was 43 days, which compares favorably to a DSO of 47 days as of September 30, 2019.  We believe that one-time administrative billing changes and the impact of implementing our patient management and electronic health system in certain of our largest operating regions contributed to collection delays impacting our comparative prior year DSO as of September 30, 2019 by approximately two days. The remainder of the reduction is attributable to improved collections experience due to the targeted efforts of our centralized revenue cycle management function.

Sources and Uses of Cash for the Nine Months Ended September 30, 2020 Compared to September 30, 2019

Net cash flows provided by operating activities increased $105.3 million to $125.2 million for the nine months ended September 30, 2020 from net cash provided by operating activities of $19.9 million for the nine months ended September 30, 2019.  The most significant increase in cash provided by operating activities was due to a $37.6 million increase in cash provided by Accounts receivable, net which is largely attributable to the effect of decreases in our revenue on the related amount of accounts receivable we would otherwise carry associated with those billings, as well as improvements in our collection activities, consistent with the decrease in DSO to 43 days as of September 30, 2020, compared to a DSO of 47 days as September 30, 2019. In addition, we recognized approximately $20.6 million in proceeds from the Grants received under the CARES Act within Net income.  The remaining increase in cash flows provided by operations is primarily attributable to favorable changes in working capital in Accrued compensation and related costs, Accounts payable, Accrued expenses and other current liabilities, Other liabilities and Inventories of $53.8 million. Increases in Accrued compensation and related costs is primarily attributable to higher levels of accrued incentive compensation relative to the annual payout of the prior year accrual in the nine months ended September 30 2020 when compared to the same period in 2019, as well as higher levels of accrued vacation and accrued severance expenses.   Increases in Accounts payable include the temporary benefit of approximately $9.3 million associated with more lenient credit terms provided to us by vendors.  Other liability increases include $7.1 million in deferred payroll tax liabilities associated with the CARES Act.  These increases in cash flows provided by operating activities were partially offset by changes in Income taxes of approximately $9.4 million, primarily due to the temporary relief provided under the CARES Act and changes in Other current assets and other assets of $1.3 million.

We believe the favorable working capital trends experienced in the second and third quarter to be largely temporary, as they related primarily to a reduction in the amount of our required working capital resulting from decreases in our business volumes associated with the onset of the COVID-19 pandemic, and, to a lesser extent, our temporary actions to further reduce our net working capital through reductions in inventory and negotiated changes in payment terms. Given these factors, we are unlikely to experience similar favorable contributions to operating cash flow from working capital improvements in the fourth quarter of 2020 and early 2021. Further, as the COVID-19 pandemic subsides and our business volumes return to more normal levels, we anticipate the favorable working capital trends observed in the third quarter to reverse in the form of increases to our accounts receivable, inventory, and cash paid to vendors as our credit terms return to previous arrangements, as well as further reductions as other temporary working capital benefits subside.   For these reasons, and the reasons discussed in the “Liquidity Outlook” section below, we currently believe that we will experience a net consumption of cash during at least the next six month period.

Cash flows used in investing activities decreased $16.8 million to $38.1 million for the nine months ended September 30, 2020, from $54.8 million for the nine months ended September 30, 2019.  The decrease in cash used in investing activities was primarily due to lower cash outflows of $14.7 million for acquisitions, net of cash acquired, and lower capital expenditures of $2.9 million during the nine months ended September 30, 2020, partially offset by $0.6 million less in proceeds from the sale of property, plant and equipment.

Cash flows used in financing activities increased $3.8 million to $14.1 million for the nine months ended September 30, 2020, from cash used in financing activities of $10.3 million for the nine months ended September 30, 2019.  The increase in cash used financing activities was primarily due to higher cash outflows of $3.1 million related to employee taxes on stock-based compensation and $0.6 million in payments under vendor financing arrangements that occurred solely in 2020.

Effect of Indebtedness

On March 6, 2018, we entered into a $605.0 million Credit Agreement, which provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025. For additional discussion surrounding the Credit Agreement, see Note L - “Debt and Other Obligations,” in the notes to the condensed consolidated financial statements contained elsewhere in this report.  Cash paid for interest totaled $22.2 million and $22.4 million for the nine months ended September 30, 2020 and 2019, respectively.

In May 2020, we entered into an amendment to the Credit Agreement (the “Amendment”) that provided for, amongst other things, an increase in the maximum Net Leverage Ratio to 5.25 to 1.00 for the fiscal quarters ended June 30, 2020 through March 31, 2021; 5.00 to 1.00 for the fiscal quarters ended June 30, 2021 through September 30, 2021; and 4.75 to 1.00 for the quarter ended December 31, 2021 and the last day of each fiscal quarter thereafter.  In addition, the Amendment changed the definition of EBITDA used in the Net Leverage Ratio and minimum interest coverage ratio to adjust for declines in net revenue attributable to the COVID-19 pandemic.  Borrowings under the revolving credit facility will bear interest at a variable rate equal to the greater of LIBOR or 1.00%, plus 3.75%.  In addition, the Amendment contained certain restrictions and covenants that further limit our ability, and certain of our subsidiaries’ ability, to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions not financed with the proceeds of an equity offering, except that certain acquisitions are permitted after September 30, 2020, in the event we maintain certain leverage and liquidity thresholds. During the fourth quarter of 2020, we recommenced our acquisition of O&P providers.

Scheduled maturities of debt as of September 30, 2020 were as follows:

(in thousands)
2020 (remainder of year )	$21,023
2021	9,759
2022	8,494
2023	8,049
2024	7,337
Thereafter	474,527
Total debt before unamortized discount and debt issuance costs, net	529,189
Unamortized discount and debt issuance costs, net	(7,798)
Total debt	$521,391

Liquidity Outlook

Our Credit Agreement has a term loan facility with $492.4 million in principal outstanding at September 30, 2020, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505.0 million, with all remaining outstanding principal due at maturity in March 2025, and, as of September 30, 2020, a revolving credit facility with no borrowings and available borrowing capacity of $94.8 million that matures in March 2023.  We chose to borrow $79.0 million from our revolving credit facility in March 2020 to preserve access to these funds in the event of further instability in financial markets due to the COVID-19 pandemic, all of which has been repaid as of September 30, 2020.

Historically, our primary sources of liquidity are cash and cash equivalents, and available borrowings under our revolving credit facility.  Due to the economic and social activity impacts outlined in the “Effects of the COVID-19 Pandemic” section above, we expect the continuing disruption to have an adverse impact on our operations, financial condition, and results of operations.  While we believe the business disruption will be temporary, we cannot predict the extent or duration of the COVID-19 pandemic, when state and local restrictions will be lifted, the impact of increasing viral infections, or when patients will resume their normal healthcare treatment activities.  In response to the expected decline in cash flows from operations, in March 2020, we implemented certain cost mitigation and liquidity management strategies including, but not limited to, reductions in componentry purchases, salary reductions for all exempt employees, the furloughing of certain employees, reductions in non-exempt employee hours, reductions in bonus and commission expenses, the temporary reduction in operating hours and days of clinics, reducing other operating expenses, deferring the implementation of our New Systems Implementations, temporarily delaying our acquisition of O&P providers, and extending the payment terms for certain vendors.  These measures were taken in an effort to preserve liquidity in a manner sufficient to provide for our ability to respond to the adverse cash flow pressures likely to be caused by the COVID-19 pandemic.  While some of our cost mitigation and liquidity strategies remain in place, as of the start of the fourth quarter, we have fully reinstated the salary reductions for exempt employees and have eliminated all but a small number of employee furloughs. Further, we recommenced our acquisition of O&P providers in the fourth quarter of 2020.  Please refer to the “Effects of the COVID-19 Pandemic” section above for our current estimates of the amounts of operating and capital expenditure reductions provided through these measures.

In connection with an acquisition we completed in April of 2020, we paid $18.4 million in short term seller notes and $3.6 million in liabilities incurred in the transaction in October 2020.  Additionally, as discussed above, the favorable working capital trends we experienced in the third quarter are largely temporary.  As our business volumes return to more normal levels, we will experience a consumption of cash associated with the funding of accounts receivable and componentry inventories associated with those increases in revenue.  Additionally, as our credit terms with vendors return to normal, we would expect to consume approximately $9.3 million in additional cash associated with a reduction of accounts payable. In addition to these amounts, we anticipate other uses of cash to fund the reduction of increases in accrued compensation associated with employee bonus, commissions, and payroll taxes.

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

CARES Act

The CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $175.0 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities and Medicare- and Medicaid- enrolled suppliers and institutional providers.  The purpose of these funds is to reimburse providers for lost revenue and health-care related expenses that are attributable to the COVID-19 pandemic.  In April 2020, the U.S. Department of Health and Human Services (“HHS”) began making payments to healthcare providers from the $175.0 billion appropriation.  These are payments, rather than loans, to healthcare providers, and will not need to be repaid.

During the second and third quarters of 2020, we recognized a total benefit of $20.6 million in our condensed consolidated statement of operations within Other operating costs for a portion of the Grants from HHS.  We recognize income related to grants on a systematic and rational basis when it becomes probable that we have complied with the terms and conditions of the grant and in the period in which the corresponding costs or income related to the grant are recognized.  We recognized the benefit from the Grants within Other operating costs in our Patient Care segment.  As of September 30, 2020, we have recorded a liability of $3.4 million within Accrued expenses and other liabilities in the condensed consolidated balance sheet related to proceeds from the Grants for amounts that have not met the recognition criteria in accordance with our accounting policy.

The CARES Act also provides for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allow us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022.  We deferred $7.1 million of payroll taxes within Other liabilities in the condensed consolidated balance sheet as of September 30, 2020.

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

As of September 30, 2020, we had a combined principal amount of $492.4 million of variable rate debt under our Term Loan B and revolving credit facility and a notional amount of $300.0 million of fixed to variable interest rate swap agreements.  Based on our hedged and unhedged positions, a hypothetical increase or decrease in interest rates of 1.0% would impact our annual interest expense by $2.5 million.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no material changes to our internal controls over financial reporting during the three month period ended September 30, 2020.

Therefore, in accordance with Rule 13a-15(d) of the Exchange Act and with the participation of our Chief Executive Officer and our Chief Financial Officer, management determined there have been no material changes to our internal control over financial reporting during the three month period ended September 30, 2020.

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

The COVID-19 pandemic continued to have a significant negative impact on our business and results of operations in the third quarter of 2020.  We experienced a continued reduction in revenue due to a decline in the number of patients that we treated in our patient care clinics, as well as a reduction in sales to independent O&P clinics by our distribution business.  A significant portion of this decline was due to O&P patients determining voluntarily to wait for various reasons, including concerns regarding their own health and safety, for appointments and procedures, both with us and with their referring physicians, that the patient deems to be non-urgent or otherwise able to be deferred or postponed.  Although we have seen some recovery in patient volume since April of 2020, and sequentially since the second quarter of 2020, the progress of the COVID-19 pandemic has been erratic, with infection rates fluctuating and recently continuing to rise significantly in many regions throughout the United States, and we are unable to predict when the COVID-19 pandemic will no longer significantly impact our patient volumes, both in our own clinics and at independent O&P providers.

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

The foregoing and other continued disruptions to our business as a result of COVID-19 has had, and is expected to continue to have, a material adverse effect on our business, results of operations, and financial condition during the remainder of 2020, and potentially into 2021 and beyond.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no share repurchase activity during the three months ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the three months ended September 30, 2020.

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

HANGER, INC.

Dated: November 4, 2020	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and Chief Financial Officer

Dated: November 4, 2020	By:	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer