Form 10-K
period 2020-12-31
HANGER, INC.
filed 2021-03-01
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ⌧	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of common stock held by non-affiliates on June 30, 2020, was approximately $376.8 million.

As of February 17, 2021 the registrant had 38,147,988 shares of its Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement or amendment hereto to be filed within 120 days after the close of the fiscal year covered by this annual report.

INDEX

Hanger, Inc.

i

PART I

ITEM 1.         BUSINESS.

Business Overview

General

Hanger, Inc. (“we,” “our,” or “us”) is a leading national provider of products and services that assist in enhancing or restoring the physical capabilities of patients with disabilities or injuries, and we and our predecessor companies have provided orthotic and prosthetic (“O&P”) services for nearly 160 years. We provide O&P services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to patients and businesses in acute, post-acute, and clinic settings. We operate through two segments - Patient Care and Products & Services.

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 704 patient care clinics and 112 satellite locations in 46 states and the District of Columbia, as of December 31, 2020. We also provide payor network contracting services to other O&P providers through this segment.

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

For the years ended December 31, 2020, 2019, and 2018, our net revenues were $1,001.2 million, $1,098.0 million, and $1,048.8 million, respectively. We recorded net income of $38.2 million and $27.5 million for the years ended December 31, 2020 and  2019, respectively, and a net loss of $0.9 million for the year ended December 31, 2018.

The following table summarizes the percentage of net revenues derived from each of our two operating segments:

	For the Years Ended December 31,
	2020	2019	2018
Patient Care	83.1%	82.5%	81.8%
Products & Services	16.9%	17.5%	18.2%

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

The O&P patient care services market in the United States is highly fragmented and is characterized by regional and local independent O&P businesses operated predominantly by independent operators, but also including two O&P product manufacturers with substantial international patient care services operations.  We estimate that our top ten competitors have an average of approximately 37 clinics each, with the smallest having 22 and the largest having 69 clinics. The remainder of the market is served by individual practitioners and smaller regional or market-based firms with approximately twenty or fewer clinics. Based on this, we do not believe that any single competitor accounts for 2% or more of the nation’s total estimated O&P clinic revenues.

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

We estimate that approximately $1.8 billion is spent in the United States each year by providers of O&P patient care services for the O&P products, components, devices, and supplies used in their businesses.  Our Products & Services segment distributes to independent providers of O&P services.  We estimate that our distribution sales account for approximately 9% of the market for O&P products, components, devices, and supplies (excluding sales to our Patient Care segment).

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

We have earned a reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability and can significantly enhance the rehabilitation process.  We utilize multiple scanning and imaging technologies in the fabrication process, depending on the patient’s individual needs, including our proprietary Insignia scanning system.  The Insignia system scans the patient and produces an accurate computer-generated image, resulting in a faster turnaround for the patient’s device and a more professional overall experience.

In recent years, we have established a centralized revenue cycle management organization that assists our clinics in pre-authorization, patient eligibility, denial management, collections, payor audit coordination, and other accounts receivable processes.

The principal reimbursement sources for our services are:

●	Commercial private payors and other non-governmental organizations, which consist of individuals, rehabilitation providers, commercial insurance companies, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), hospitals, vocational rehabilitation centers, workers’ compensation programs, third party administrators, and similar sources;
●	Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain persons with disabilities;
●	Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons requiring financial assistance, regardless of age, which may supplement Medicare benefits for persons aged 65 or older requiring financial assistance; and
●	the VA.

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

Government reimbursement, comprised of Medicare, Medicaid, and the VA, in the aggregate, accounted for approximately, 57.7%, 57.5%, and 56.5% of our net revenue in 2020, 2019, and 2018, respectively. These payors set maximum reimbursement levels for O&P services and products. Medicare prices are adjusted each year based on the Consumer Price Index for All Urban Consumers (“CPI-U”) unless Congress acts to change or eliminate the adjustment. The CPI-U is adjusted further by an efficiency factor known as the “Productivity Adjustment” or the “Multi-Factor Productivity Adjustment” in order to determine the final rate adjustment each year. The Medicare price adjustments for 2021, 2020, 2019, and 2018 were 0. 2%, 0.9%, 2.3%, and 1.1%, respectively. There can be no assurance that future adjustments will not reduce reimbursements for O&P services and products from these sources.

We, and the O&P industry in general, are subject to various Medicare compliance audits, including Recovery Audit Contractor (“RAC”) audits, Comprehensive Error Rate Testing (“CERT”) audits, Targeted Probe and Educate (“TPE”) audits, Supplemental Medical Review Contractor (“SMRC”) audits, and Unified Program Integrity Contractor (“UPIC”) audits.  TPE audits are generally pre-payment audits, while RAC, CERT, and SMRC audits are generally post-payment audits.  UPIC audits can be both pre- or post-payment audits, with a majority currently pre-payment.  TPE audits replaced the previous Medicare Administrative Contractor audits.  Adverse post-payment audit determinations generally require Hanger to reimburse Medicare for payments previously made, while adverse pre-payment audit determinations generally result in the denial of payment.  In either case, we can request a redetermination or appeal, if we believe the adverse determination is unwarranted, which can take an extensive period of time to resolve, currently up to six years or more.

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

Through our internal “supply chain” organization, we purchase, warehouse, and distribute over 475,000 SKUs from more than 300 different manufacturers through SPS or directly to our own clinics within our Patient Care segment.  Our warehousing and distribution facilities in Nevada, Georgia, Illinois, and Texas provide us with the ability to deliver products to the vast majority of our customers in the United States within two business days.  The distribution facility we formerly operated in Pennsylvania ceased operations in September 2020.

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

Effects of the COVID-19 Pandemic

Beginning in the last two weeks of March 2020, our business volumes began to be adversely affected by the COVID-19 pandemic.  As federal, state, and local authorities implemented social distancing and suppression measures to respond to an increasing number of nationwide COVID-19 infections, we experienced a decrease in our patient appointments and general business volumes.  In response, during the last week of March 2020, we made certain changes to our operations, implemented a broad number of cost reduction measures, and delayed certain capital investment projects.  Although our business volumes have shown gradual improvement from their initial significant decline, the adverse impact of the COVID-19 pandemic on our business continued into the fourth quarter of 2020 and beyond.  These volume effects, our operating responses, and the effects of COVID-19 on our financial condition are discussed in Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the “Financial Condition, Liquidity and Capital Resources” sections below.

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

We also compete with regional and local O&P providers for the retention and recruitment of qualified O&P clinicians. In some markets, the demand for clinicians exceeds the supply of qualified persons.

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

Competitive Strengths

We believe that the combination of the following competitive strengths will help us to grow our businesses by increasing our net revenues, net income and market share:

●	Leading market position in both the O&P market place and the post-acute rehabilitation markets;
●	National scale of operations, which better enables us to:
●	establish our brand name and generate economies of scale;
●	identify and implement best practices throughout our organization;
●	consistently apply the rigorous claims documentation standards required for reimbursement and facilitate reimbursement through a revenue cycle management organization;
●	collect, aggregate, and publish our statistically significant clinical outcomes and patient satisfaction data and metrics;

●	offer a single network solution to national and regional shared fabrication facilities;
●	identify, test, and deploy emerging technology; and
●	increase our influence on, and input into, regulatory trends;
●	Distribution of, and purchasing power for, O&P components and finished O&P products, which better enables us to:
●	negotiate greater volume-based purchasing discounts from manufacturers and freight providers;
●	manage Hanger Clinic inventory levels on a national scale through centralized purchasing controls;
●	access prefabricated and finished O&P products;
●	promote the usage by our patient care clinics of products that have met or exceeded Hanger Clinic standards of quality and patient care that also expand our profit margins; and
●	expand the external client base of the distribution business in our Products & Services segment;
●	Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;
●	History of integrating small and medium sized O&P business acquisitions, including 152 O&P businesses between 1997 and 2020, representing over 400 patient care clinics;
●	Highly trained clinicians, with whom we provide the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry;
●	Experienced and committed management team; and
●	Beneficial government relations efforts, which enable us to educate legislators on the medical benefits and cost effectiveness of O&P services.

Suppliers

We purchase prefabricated O&P devices, components, and materials from hundreds of suppliers across the country, which are utilized by our clinicians and technicians in the fabrication of O&P products.  These devices, components, and materials are used in the products we offer in our patient care clinics throughout the United States.  As of December 31, 2020, one supplier accounted for 10% or more of our annual purchases, with 15.9% of our annual purchases by dollar amount in 2020.

Sales and Marketing

In our Patient Care segment, our individual clinicians in local patient care clinics historically have conducted our sales and marketing efforts, primarily through their interaction with and provision of prosthetic or orthotic services to the patients of referring surgeons, physicians, and other providers.  Due primarily to the fragmented nature of the O&P industry, the success of a particular patient care clinic has been largely a function of its local reputation for quality of care, responsiveness, and length of service in the local communities.

To augment the efforts of the business segment personnel, we have developed a centralized sales and marketing department whose efforts target the following:

●	Marketing and Public Relations. Our objective is to increase the visibility of the “Hanger” brand by building relationships with major referral sources. We also continue to explore creating alliances with certain vendors to market products and services on a nationwide basis.

●	Business Development. We have dedicated personnel in most of our operating regions who are responsible for arranging seminars, clinics, and forums to educate and consult with patients and to increase the local community’s awareness of the “Hanger” brand. These business development managers also meet with local referral and contract sources to help our clinicians develop new relationships in their markets.

We additionally provide certain insurance contract access and administrative services to independent O&P providers through our specialty health care company, Linkia.

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

In our Products & Services segment, we employ dedicated sales professionals that call on independent O&P providers, as well as SNFs, and are generally responsible for a geographic region or a specific product line.

Acquisition Strategy

Our strategy is to achieve long-term growth through disciplined diversification of our revenue streams, including geographic expansion or the broadening of our continuum of care through the acquisitions of high quality O&P providers.  Despite our national size, we are underrepresented in certain regional and local markets, and as such, one of the primary drivers in executing our acquisition strategy is expanding our ability to serve new patients in new geographic markets. Acquisitions in our markets can be competitive because we often compete with multiple potential buyers, including two international O&P product manufacturers who have each entered the U.S. patient care market.

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

Acquisition Activity

During 2020, we completed the following acquisitions of O&P clinics, none of which were individually material to our financial position, results of operations, or cash flows:

●	In the second quarter of 2020, we acquired all of the outstanding equity interests of an O&P business for total consideration of $46.2 million at fair value, of which $16.8 million was cash consideration, net of cash acquired, $21.9 million was issued in the form of notes to the former shareholders, $3.5 million in the form of a deferred payment obligation to the former shareholders, and $4.0 million in additional consideration. Of the $21.9 million in notes issued to the former shareholders, approximately $18.1 million of the notes were paid in October 2020 in a lump sum payment and the remaining $3.8 million of the notes are payable in annual installments over a period of three years on the anniversary date of the acquisition. Total payments of $4.0 million under the deferred payment obligation are due in annual installments beginning in the fourth year following the acquisition and for three years thereafter. Additional consideration includes approximately $3.6 million in liabilities incurred to the shareholders as part of the business combination payable in October 2020 and is included in Accrued expenses and other liabilities in the consolidated balance sheet. The remaining $0.4 million in additional consideration represents the effective settlement of amounts due to us from the acquired O&P business as of the acquisition date. We completed the acquisition with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of this high quality O&P provider.
●	In the fourth quarter of 2020, we completed the acquisitions of all the outstanding equity interests of four O&P businesses for total consideration of $7.1 million, of which $4.9 million was cash consideration, net of cash acquired, $1.9 million was issued in the form of notes to shareholders at fair value, and $0.3 million in additional consideration.

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

Acquisition-related costs are included in general and administrative expenses in our consolidated statements of operations. Total acquisition-related costs incurred during the years ended December 31, 2020 and 2019 were $0.9 million and $1.5 million, respectively, which includes those costs for transactions that are in progress or not completed during the respective period. Acquisition-related costs incurred for acquisitions completed during the years ended December 31, 2020 and 2019 were $0.6 million and $1.0 million , respectively.

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

Anti-Kickback Laws. Our operations are subject to federal and state anti-kickback laws.  The federal Anti-Kickback Statute (Section 1128B(b) of the Social Security Act) prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, or paying any remuneration in any form (including any kickback, bribe, or rebate) directly or indirectly, overtly or covertly, in cash or in kind in return for, or to induce, the referral of persons eligible for benefits under a federal health care program (including Medicare, Medicaid, the VA health programs, and TRICARE), or the ordering, purchasing, leasing, or arranging for, or the recommendation of purchasing, leasing, or ordering of, items or services that may be paid for, in whole or in part, by a federal health care program.  Courts have held that the statute may be violated when even one purpose (as opposed to a primary or sole purpose) of the remuneration is to induce referrals or other business.

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

Failure to qualify for Safe Harbor protection does not mean that an arrangement is illegal. Rather, the facts and circumstances of the arrangement must be analyzed to determine whether there is improper intent to pay or receive remuneration in return for referrals. Conduct and business arrangements that do not fully satisfy one of the Safe Harbors may result in increased scrutiny by government enforcement authorities. In addition, some states have anti-kickback laws that vary in scope, and may apply regardless of whether a federal health care program is involved.

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

In addition, some states have anti-kickback laws that vary in scope, and may apply regardless of whether a federal health care program is involved.  State anti-kickback laws may extend similar anti-kickback prohibitions to other payors, including commercial payors, and these state laws do not always contain the same safe harbors as the federal regulatory scheme.

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

Despite the general prohibition on such physician financial relationships, the Stark Law and regulations promulgated by the Centers for Medicare & Medicaid services provide a number of exceptions from the prohibitions.

With respect to compensation arrangements, there are exceptions under the Stark Law that permit physicians to maintain certain business arrangements, such as personal service contracts and equipment or space leases, with health care entities to which they refer patients for designated health services.  All of the elements of a Stark Law exception must be met in order for the exception to apply.  Further, unlike the Anti-Kickback Statute, under the Stark Law, billing prohibitions can result without specific intent to induce referrals.  We strive to assure that our compensation arrangements with physicians comply with the Stark Law, either because the physician’s relationship fits fully within a Stark Law exception or because the physician does not generate prohibited referrals.  If, however, we receive a prohibited referral, our submission of a bill for services rendered pursuant to such a referral could subject us to the prohibitions under the Stark Law and applicable state self-referral laws, including false claims liability, potential exclusion, and imposition of civil monetary penalties.  State self-referral laws may extend the prohibitions of the Stark Law to Medicaid beneficiaries, and there are some indications that the federal government may similarly expand the reach of the law, including certain adverse court decisions, to which we were not a party.

False Claims Laws. We are also subject to federal and state laws prohibiting individuals or entities from knowingly presenting, or causing to be presented, claims for payment to third party payors (including Medicare and Medicaid) that are false or fraudulent, are for items or services not provided as claimed, or otherwise contain misleading information. Our revenue cycle management function is responsible for the preparation of documents for the submission of reimbursement claims to third party payors for items and services furnished to patients. In addition, our personnel may, in some instances, provide advice on billing and reimbursement to purchasers of our products. Also, prosecutors and so-called “qui tam” relators (whistleblowers) may claim that a regulatory violation or wrongfully-retained overpayment may be the basis of False Claims Act litigation. Successful relators can receive a share of the recovery in a False Claims Act case ranging from 15% to 30%, depending on whether the government “intervenes” in the case. Penalties in a False Claims Act case may include double or triple damages plus penalties ranging from $11,665 to $23,331 per claim. While we endeavor to assure that our billing practices comply with applicable laws, if claims submitted to payors are deemed to be false, fraudulent, or for items or services not provided as claimed, we may face liability for presenting or causing to be presented such claims.

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

Human Capital Management

Hanger is a company of people serving people, with the collective purpose of empowering human potential together. We believe the exceptional talent and clinical focus of our clinicians, as well as the strength of our overall workforce, have significantly contributed to our success as a leading provider of O&P products and services. Our values include Integrity, Patient-Focused, Outcomes, Collaboration, and Innovation. Our Hanger vision, culture, and values, taken together, provide a roadmap for the employee profile we seek.

As an essential business that enables human mobility through our patient care services, we have continued to operate our business throughout the period impacted by the COVID-19 pandemic. We have taken measures to promote employee safety and minimize virus transmission in order to help our employees and clinicians continue to lead safe and productive lives during the outbreak, including expanded procedures in our O&P clinics and operational locations related to personal safety, cleaning and medical screening measures and remote working arrangements. For additional discussion surrounding the impact of the COVID-19 pandemic, please refer to the “Effects of the COVID-19 Pandemic” section of this document.

Our Board of Directors and its committees receive regular updates about our performance from our senior management team, including: talent acquisition, development, and performance management, including hiring, promotion and leadership data; diversity and inclusion (“D&I”) metrics with respect to representation, hiring and leadership; and total rewards data based on compensation studies and market data.

Talent Acquisition, Development & Performance Management

Attracting and developing talented employees devoted to patient care is core to the success we have enjoyed for nearly 160 years. Many of our employees are patient-facing clinical talent, who are driven by a desire to serve their patients. Our position as a leading provider in the O&P industry, combined with the depth of expertise across our organization, offers a unique value proposition for our network of clinicians. We have assembled a dedicated workforce of clinical talent and expertise, which serves as a vast network within which our O&P professionals are able to collaborate across the nation. Our industry luminaries share experiences and advice freely across the country, through hands-on training at our annual Hanger LIVE education and business meeting, through virtual and live workshops, and personal consults across the country.

We invest in talent development programs for our employees with annual training events held for clinical talent, as well as virtual training programs for clinical and support staff. Hanger LIVE is an annual event offering over 100 training sessions on topics ranging from clinical outcomes, best practices and resources, leadership skills, and the latest in O&P technology. Historically, this event has been offered onsite for approximately 1,500 attendees, including employees and exhibitors. In 2021, we held our first virtual Hanger LIVE event, enabling all our employees to participate in the various business and clinical education sessions.

With approximately two million patient encounters per year, we have a built-in feedback loop to indicate how our development efforts improve patient outcomes.  Internally, and through external partnerships, we strive for innovation in patient care through technology, research, and training.  We focus on delivering value-based outcomes for our patients and provide our clinicians with the tools and information to make evidence-based decisions in today’s healthcare environment.  To that end, we have published multiple research studies to share our clinical findings with our approximately 1,600 clinicians and the broader O&P community at large to educate, inform, and better prepare them to serve patients utilizing the best available scientific evidence, clinical techniques, and recommendations.

We focus on the attraction and retention of all employees.  We grow our talent base through organic hiring, acquisition of patient care clinics, and our clinical residency program.  We hire approximately 60 to 70 residents per year and offer a formal training program supported by our extensive clinical expertise with approximately 1,600 clinical providers in 46 states and the District of Columbia.  Residents have the opportunity to relocate to any of our 816 patient care clinics across the nation. Given the nationwide reach and diversity of patients served, clinicians have the ability to specialize in different areas of O&P based on their interests, as well as have the opportunity to work with some of the best clinicians in their areas of expertise at Hanger.

Diversity and Inclusion

Diversity and Inclusion are core tenets of our corporate culture, one that embraces a diverse workforce and the realization of the critical role it plays in our success.  Hanger strives to build a culture of diversity and inclusion through its human resource practices and policies and actively works to eliminate discrimination and harassment.  Our commitment to diversity and inclusion begins with our Board of Directors and executive officers, with over 50% and 40%, respectively, identifying as female or as a person of color.  Through our ongoing investments in expanding diversity, we have increased the amount of female representation in incoming resident classes to over 50%, which we believe is an important first step in advancing underrepresented demographics in the O&P industry.  We are also investing in developing our female, racial and ethnic minority team members as part of our succession planning efforts to increase diversity in leadership positions.

We foster a culture of diversity and inclusion through our sponsorship of programs such as affinity groups that include Women in Leadership, Hanger Disability Awareness Network, Hanger Veterans Network, Hanger LGBTQ Network, and PAUSE (People Aligned United to Serve Everyone).  We have instituted a Diversity and Inclusion Council, consisting of twelve employees, and chaired by our Chief Executive Officer, which identifies specific actions we can take to increase diversity and foster inclusion at Hanger and, more broadly, in the O&P profession.  We have instituted a Diversity and Inclusion Pledge with specific actions to accelerate and elevate our own efforts and invited O&P industry peers and partners to join us in this charge.  We have a D&I Ambassadors program open to all employees who are interested in sharing ideas and getting involved in this movement. Our Chief Human Resources Officer is responsible for developing and integrating our D&I Plans throughout the Company.

Total Rewards

Our pay strategy includes an emphasis on performance, factors of role, individual skills and abilities, alignment with external shareholders, and competitive offerings in markets in which we compete for talent.  We continue to invest in our workforce through competitive salaries and incentive programs aimed at short-term and long-term performance.  Our health and welfare benefits include medical, dental, vision, life and disability insurance, and prescription drug benefits.  We offer health savings accounts, flexible spending accounts, access to financial planners, a retirement savings plan with company match, telemedicine, and various paid time off programs, including pay for time spent volunteering or on military duty.  We have launched a wellness program designed to promote holistic well-being across eight dimensions: physical, financial, occupational, spiritual, emotional, social, intellectual, and environmental, and are in the process of implementing a wellness portal that will be personalized to reflect each employee’s specific health and welfare interests.

Employees

As of December 31, 2020, we employed approximately 4,700 people.

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

Our Website

Our website is http://www.hanger.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, Current Reports on Form 8-K, Section 16 filings (i.e., Forms 3, 4, and 5), proxy statements, and other documents as required by applicable law and regulations as soon as reasonably practicable after electronically filing such reports with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website also contains the charters of the Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee, and Quality, and Compliance Committee of our Board of Directors; our Code of Business Conduct and Ethics for Directors and Employees, which includes our principal executive, financial, and accounting officers; as well as our Corporate Governance Guidelines. Information contained on our website is not part of this report.

Information About Our Executive Officers

The following tables set forth information regarding our current executive officers. The ages listed for all executive officers are as of December 31, 2020.

Name	Age	Office with the Company
Vinit K. Asar	54	President and Chief Executive Officer
Peter A. Stoy	46	Executive Vice President, Chief Operating Officer and President, Patient Care Segment
Thomas E. Kiraly	60	Executive Vice President and Chief Financial Officer
C. Scott Ranson	56	Executive Vice President, Corporate Services and Chief Information Officer
Regina Weger	48	Senior Vice President and President, Products & Services Segment
James H. Campbell	62	Senior Vice President and Chief Clinical Officer
Thomas E. Hartman	58	Senior Vice President, General Counsel and Secretary
Mitchell D. Dobson	49	Senior Vice President and Chief Compliance Officer
Keri L. Jolly	53	Senior Vice President and Chief Human Resources Officer
Gabrielle B. Adams	52	Vice President and Chief Accounting Officer

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

Peter A. Stoy has been our Executive Vice President, Chief Operating Officer and President of our Patient Care Segment since November 2020.  Prior to joining Hanger, Mr. Stoy was East Region President of Sodexo, a food services and facilities management company where he was responsible for all operations, including thousands of provider and hospital-based support service employees.  Prior to that, Mr. Stoy served in leadership positions at McKesson Corporation from 2014 to 2018, where he oversaw the multibillion dollar McKesson U.S. Pharmaceutical Health System segment.  Mr. Stoy also held senior positions in hospital sales and pharmaceutical distribution during his 13-year employment at Cardinal Health.  Mr. Stoy serves on the Board of Directors of TransSouth Logistics.  Mr. Stoy holds a Master of Business Administration from Franklin University and a BA from Ohio University.  Mr. Stoy has been designated as a Fellow of the American College of Healthcare Executives (FACHE).

Thomas E. Kiraly has been our Executive Vice President and Chief Financial Officer since January 2015. Mr. Kiraly joined Hanger in October 2014 as Executive Vice President. Prior to joining Hanger, Mr. Kiraly served as the Executive Vice President, Chief Financial Officer and Treasurer of Sheridan Healthcare, Inc., a provider of anesthesia, radiology, emergency department, and neonatology services from 2013 to 2014. From 1999 to 2011, Mr. Kiraly served as Executive Vice President, Chief Financial Officer and Treasurer and led the financial accounting, procurement and real estate functions of Concentra, Inc., a provider of urgent care, occupational health care, and other health care services. In 2010, when Concentra, Inc. was acquired by Humana, Inc., a Fortune 100 provider of insurance, health and well-being and related health care services, Mr. Kiraly transitioned to the position of Vice President of Finance for Humana, responsible for corporate financial forecasting, analysis, internal reporting, and accounting operations until 2013. From 1988 to 1999, Mr. Kiraly served as Executive Vice President and Chief Financial Officer of BRC Holdings, Inc., where he led the financial accounting, human resources and legal functions of this publicly-traded provider of information technology services to health care firms and local governments. Mr. Kiraly earned his Master of Business Administration from the University of Texas in Austin, Texas and his Bachelor of Arts in Speech Communication from California State University in Northridge, California.

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

Regina A. Weger is our Senior Vice President and President of our Products & Services Segment since November 2020.  Ms. Weger has been with Hanger for over 20 years and most recently served as President of Southern Prosthetic Supply (“SPS”) within our products & services segment.  Previously, she had roles of Vice President and General Manager responsible for the daily operational business activities, and Vice President, Sales and Marketing and Director of Sales, leading the functions of sales, marketing, and customer service.  Ms. Weger was also appointed to the board of directors for the National Association for the Advancement of Orthotics and Prosthetics for 2020.  She attended Brenau University in Gainesville, Georgia.

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

Mitchell D. Dobson has been our Senior Vice President and Chief Compliance Officer since October 2018. Mr. Dobson has been with Hanger for more than twenty- five years, and most recently served as the Vice President and Compliance Officer for Hanger’s patient care segment. He previously held various compliance and regulatory-related roles within Hanger. Mr. Dobson is also a certified prosthetist/orthotist, and practiced as a clinician for more than a decade. He is currently a Fellow of the American Academy of Orthotists and Prosthetists. Mr. Dobson holds a Bachelor of Science in Prosthetics and Orthotics from the University of Texas Southwestern Medical Center at Dallas and a Certificate in Healthcare Compliance from The George Washington University.

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

I.Risks Related to the Healthcare Industry

Health care reform has initiated significant changes to the United States health care system and we expect to see further changes in the health care system in the future.

Various health care reform provisions became law upon enactment of the Patient Protection and Affordable Care Act, Pub. L. No. 111-148, on March 23, 2010 (the “Affordable Care Act”). The reforms contained in the Affordable Care Act have impacted our business. Continued political, economic, and regulatory influences are subjecting the health care industry in the United States to fundamental change. Further changes relating to the health care industry and in health care spending may adversely affect our revenue. We anticipate that Congress will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the health care system. Although efforts at replacing the Affordable Care Act and overhauling the health care system have stalled in Congress, the change of administration and control of the Senate following the 2020 election cycle suggests that the risk of repeal of the Affordable Care Act is reduced. We cannot assure you as to the ultimate content, timing or effect of changes, nor is it possible at this time to estimate the impact of potential legislation on our business. However, although the specific reforms to the current health care system cannot be accurately predicted at this time, such changes could have a considerable impact on how health care is reimbursed, particularly on the coverage for certain types of services and on the reimbursement levels provided by government sources.

Changes in government reimbursement levels could adversely affect our Patient Care segment’s net revenue, cash flows, and profitability.

We derived approximately 57.7%, 57.5%, and 56.5% of our net revenue for the years ended December 31, 2020, 2019, and 2018, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid, and the VA.  Each of these programs set reimbursement levels for the O&P services and products provided under their program.  If these agencies reduce reimbursement levels for O&P services and products in the future, our net revenues could substantially decline.  In addition, the percentage of our net revenues derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to reimbursement reductions by these organizations.  Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third party payors are indexed to Medicare reimbursement levels.  Furthermore, the health care industry is experiencing a trend towards cost containment as government and other third party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers.  This trend could adversely affect our net revenues.  For example, the Medicare contractor for Pricing, Data Analysis and Coding (referred to as “PDAC”) recently announced verification requirements and code changes that has reduced the reimbursement level for certain prosthetic feet, and the VA is in the process of reassessing the method it uses to determine reimbursement levels for O&P services and products provided under certain miscellaneous codes.  Additionally, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and at any time some number of other states are reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices.  Similarly, the federal government is continually evaluating potentially significant changes to the Medicaid program, including, but not limited to changing the nature and scope of Medicaid reimbursement.  Any significant reduction in reimbursement levels under programs administered by Medicare, Medicaid, or the VA could have a material adverse effect on our net revenues.

Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the CPI-U unless Congress acts to change or eliminate the adjustment. The Medicare price changes for 2021, 2020, 2019, and 2018 were 0. 2%, 0. 9%, 2.3%, and 1.1%, respectively. The Affordable Care Act (“ACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-months ended in June of the previous year. Section 3401(m) of the ACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-months ended in June of the previous year is to be adjusted by the annual change in economy-wide private nonfarm business multifactor productivity (the “MFP Adjustment”). The MFP Adjustment may result in the percentage increase being less than zero for a year and may result in payment rates for a year being less than such payment rates for the preceding year. If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net revenues from Medicare and other payors could be adversely and materially affected.

Regular challenges to the ACA occur in the federal courts.  One round of litigation in the U.S. Fifth Circuit Court of Appeals potentially challenges the entirety of the ACA.  See Texas v. United States, No. 19-10011 (5th Cir. Jan. 9, 2020) California v. Texas, Case 19-840 and a consolidated case, oral arguments before the United States Supreme Court were heard on November 10, 2020.  On February 10, 2021, the Department of Justice notified the United States Supreme Court of the reversal of its previous position that the now-defunct tax provision in the ACA cannot be severed from the rest of the law, thus making the entire ACA unconstitutional.  If any challenges to the ACA are successful, it may have a material adverse effect on our net revenues.

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

The Budget Control Act of 2011 required, among other things, mandatory across-the-board reductions in Federal spending, or “sequestration”.  While delayed by the American Taxpayer Relief Act of 2012, President Obama issued a sequestration order on March 1, 2013.  For services provided on or after April 1, 2013, Medicare fee-for-service claim payments, including those for DMEPOS as well as claims under the DMEPOS Competitive Bidding Program, are reduced by 2%.  Section 3709 of the CARES Act temporarily suspends the 2% payment adjustment currently applied to Medicare Fee-For-Service (FFS) claims due to sequestration for claims with dates of service from May 1 through December 31, 2020. The Consolidated Appropriation Act of 2021, signed into law on December 27, 2020, extends the suspension period to March 31, 2021. On November 2, 2015, President Obama signed the Bipartisan Budget Act of 2015 into law, which provided for two years of increases to discretionary spending to be offset by an additional year of Medicare sequestration, through 2025.  This is a claims payment adjustment with limited impact on us; no permanent reductions in the Medicare DMEPOS fee schedule have been made as a result of sequestration, therefore additional reimbursements from Medicaid, the VA, and commercial payors who use the Medicare fee schedule as a basis for reimbursement have not been impacted.

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

We derived approximately 35.7%, 35.8%, and 37.0% of our net revenues for the years ended December 31, 2020, 2019, and 2018, respectively, from reimbursements for O&P services and products for patients who have commercial payors as their primary payor. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent, and future consolidations among commercial payors, increased focus on O&P services and products and other factors. There is no guarantee that commercial payment rates will not be materially lower in the future, particularly given the fluctuations in government reimbursement rates.

We are continuously in the process of negotiating new agreements and renegotiating agreements that are up for renewal with commercial payors, who often begin negotiations with proposed reductions in our reimbursement rates. Sometimes many significant agreements are up for renewal or being renegotiated at the same time. In the event that our ongoing negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations in the commercial payor market have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume as our negotiations with commercial payors continue. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our revenues, earnings, and cash flows.

We depend on reimbursements by third party payors, as well as payments by individuals, which could lead to delays and uncertainties in the Patient Care segment’s reimbursement process.

We receive a substantial portion of our payments for health care services on a fee-for-service basis from third party payors, including Medicare and Medicaid, private insurers, and managed care organizations. We estimate that we have received approximately 93.4%, 93.3%, and 93.5% of our net revenues from such third party payors during 2020, 2019, and 2018, respectively. We estimate that such amounts included approximately 32.3%, 31.9%, and 31.9% from Medicare in 2020, 2019, and 2018, respectively, 16.2%, 15.8%, and 15.5% from Medicaid programs in 2020, 2019, and 2018, respectively. In addition, we estimate net revenues from the VA were 9.2%, 9.8%, and 9.1% in 2020, 2019, and 2018, respectively.

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

Changes in government reimbursement levels and policies such as those described above may also contribute to uncertainties surrounding the reimbursement process. We are subject to governmental audits of our reimbursement claims under Medicare, Medicaid, the VA, and other governmental programs and may be required to repay these agencies if found that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs.

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

Changes in government reimbursement levels could adversely affect the net revenues, cash flows, and profitability of the businesses in our Products & Services segment.  In particular, a significant majority of our therapeutic services sales involve devices and related services provided to SNFs and similar businesses.  Reductions in government reimbursement levels to SNFs have caused, and could continue to cause, such SNFs to reduce or cancel their use of our therapeutic service equipment and related consultative services negatively impacting net revenues, cash flows, and profitability.  For example, in July 2011 CMS announced an across the board reduction of approximately 11% in SNF reimbursement levels, which negatively impacted the demand for our devices and treatment modalities. Although CMS has announced increases in SNF reimbursement levels in the years since (the agency announced an increase of 2.2% for fiscal year (“FY”) 2021, 2.4% for FY 2020, 2.4% for FY 2019, 1.0% for FY 2018, and 2.4% for FY 2017), we cannot predict whether any other changes to reimbursement levels will be implemented, or if implemented what form any changes might take.  Effective October 1, 2019, the Patient-Driven Payment Model replaced the previous Resource Utilization Group IV SNF payment system under Medicare Part A.

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

We contract with various federal and state governmental agencies to provide O&P services.  Pursuant to these contracts, we are subject to various governmental reviews, audits, and investigations to verify our compliance with the contracts and applicable laws and regulations.  Any adverse review, audit, or investigation could result in:

●	refunding of amounts we have been paid pursuant to our government contracts;
●	imposition of fines, penalties, and other sanctions on us;
●	loss of our right to participate in various federal programs;
●	damage to our reputation in various markets; or
●	material and/or adverse effects on our business, financial condition, and results of operations.

In recent years, we have seen a significant increase in Medicare audits, including RAC audits, CERT audits, TPE prepayment audits, and UPIC audits.  In addition, SMRCs are responsible for the identification of improper payment rates through medical record review.  We believe that Medicare audits, inquiries and investigations will continue to occur from time to time in the ordinary course of our business.  Medicare audits could have a material and adverse effect on our business financial condition and results of operations, particularly if we are unsuccessful at final adjudication.

II.Risks Related to Our Operations and Strategy

Cyber attacks, system security risks, data breaches, and other technology failures could adversely affect our ability to conduct business, our results of operations, and our financial position.

A cyber attack, system security risk, data breach or technology failure could occur and potentially disrupt our business, damage our reputation, and adversely affect our profitability.  Our IT systems are subject to the risk of computer viruses or other malicious code, unauthorized access, or cyber attacks from a variety of sources, including directly, through a vendor with access to our IT systems, or through code embedded in a program or application we run on our IT systems.  The administrative and technical controls and other preventive measures that we take to reduce the risk of cyber incidents and protect our IT systems may be insufficient to prevent physical and electronic break-ins, cyber attacks, or other security breaches to our computer systems.  We are not currently in full compliance with the standards prescribed under the Payment Card Industry Data Security Standard, and this could result in heightened cybersecurity risk.  In addition, disruptions or breaches could occur as a result of natural disasters, man-made disasters, epidemic/pandemic, industrial accident, blackout, criminal activity, technological changes or events, terrorism, or other unanticipated events beyond our control.  While we have insurance intended to provide coverage from certain losses related to such incidents, and a variety of preventative security measures such as risk management, information protection, and disaster recovery systems, insurance may not cover all losses and our preventive security measures may not be sufficient or adequate to protect our IT systems.  Additionally, we cannot predict the method or outcome of every possible cyber incident or ensure that we have protected ourselves against every possible cyber threat in light of the varied and increasingly complex breaches faced by companies on a regular basis.  Problems with, or shortcomings in, our systems or plans could have a material adverse impact on our ability to conduct business, our results of operations, and our financial position.

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

The O&P patient care services industry in the United States is consolidating, and this consolidation could adversely affect the distribution business in our Products & Services segment.

In recent years the O&P patient care services industry in the United States has been consolidating, and that consolidation is accelerating.  The primary customers of the distribution business in our Products & Services Segment are these independent O&P patient care service providers.  If the consolidation of these independent O&P provider customers were to cause them to source their purchases of O&P products, components and supplies from another supplier, it could adversely affect the net revenue, cash flow and profitability of our distribution business and the Products & Services segment.

The Company’s financial condition and results of operations for fiscal year 2021 and beyond may continue to be materially adversely affected by the ongoing coronavirus (“COVID-19”) outbreak.

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

The COVID-19 pandemic had a significant negative impact on our business and results of operations in 2020.  We experienced a reduction in revenue due to a decline in the number of patients that we treated in our patient care clinics, as well as a reduction in sales to independent O&P clinics by our distribution business.  A significant portion of this decline was due to O&P patients determining voluntarily to wait for various reasons, including concerns regarding their own health and safety, for appointments and procedures, both with us and with their referring physicians, that the patient deems to be non-urgent or otherwise able to be deferred or postponed. Although we have seen some recovery in patient volume since April of 2020, and sequentially since the second quarter of 2020, the progress of the COVID-19 pandemic has been erratic, with infection rates fluctuating in many regions throughout the United States, and we are unable to predict when the COVID-19 pandemic will no longer significantly impact our patient volumes, both in our own clinics and at independent O&P providers.

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

There have been several new sources of funding that flowed from Federal and state sources to health care providers and suppliers relating to the COVID-19 pandemic. We received approximately $24.0 million in grants under the Public Health and Social Services Emergency Fund, also referred to as the CARES Act, which established to reimburse providers for lost revenue and health-care related expenses that are attributable to the COVID-19 pandemic. We will be required to attest to and comply with the terms and conditions of any funding that we receive under the Provider Relief Fund, and to track our use of the funds in order to demonstrate such compliance. Guidance issued by the Department of Health and Human Services surrounding compliance requirements continues to emerge and evolve, resulting in increased complexity in our reporting obligations related to the payments received under the Provider Relief Fund.  If we fail to appropriately comply with all of the terms and conditions, we may be required to repay some or all of these amounts and may be subject to other enforcement action, which could have a material adverse impact. Due to the recent enactment of the CARES Act, the Paycheck Protection Program and Health Care Enhancement Act and other enacted legislation, there is still a high degree of uncertainty surrounding the implementation of such legislation.  Many of the potential requirements under these sources of funding were not promulgated pursuant to notice-and-comment rulemaking but were, rather, issued as subregulatory guidance, responses to frequently asked questions (“FAQs”) and other informal issuances, the content and substance of which changed materially and regularly.  There can be no assurance that the terms and conditions of provider relief funding or other relief programs will not change or be interpreted in ways that affect our ability to comply with such terms and conditions in the future (which could affect our ability to retain any funding that we receive), the amount of total stimulus funding we may ultimately receive or our eligibility to participate in any future stimulus funding. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic on our business, results of operations, financial position and cash flows.

The foregoing and other continued disruptions to our business as a result of COVID-19 has had, and is currently expected to continue to have, a material adverse effect on our business, results of operations, and financial condition.

Disruption of our supply chain could adversely affect our net revenue, cash flow, and profitability.

We depend on domestic and international outside suppliers and O&P product manufacturers to provide the materials, components, and products we use in the devices we provide to the patients of our Patient Care segment, and distribute to the customers of our distribution business in our Products & Services segment.  Disruption of our supply chain could result from a variety of factors that could impact our suppliers, manufacturers, or shipping carriers.  These factors include, among other things: a natural disaster, including a hurricane, earthquake, or flood; a public health crisis, including a global or regional pandemic outbreak of disease; adverse weather; a cybersecurity breach or incident; terrorism or other acts of violence; acts of war or other armed conflict; operational or financial instability of one or more key suppliers, manufacturers or shipping carriers; unavailability of raw materials; transportation interruptions or delays; or labor strikes or other labor activities. To date, the effects of the COVID-19 pandemic have not had a material adverse impact on our supply chain; however, we cannot provide assurance future developments will not result in a significant disruption to our supply chain. Any discontinuation or interruption in the availability of the materials, components, and products we use and sell in our businesses from one or more suppliers or manufacturers could increase our cost of materials, or delay or preclude deliveries to our patients and customers, which could have an adverse effect on our net revenue, cash flow, and profitability.

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

Our business involves the use of materials and componentry we acquire from third party manufacturers. If manufacturers critical to our business substantially increase the cost of the components they sell to us, then our inability to acquire the necessary materials and components on a cost effective basis may adversely affect revenues and earnings. Additionally, to successfully perform our business, it is necessary that we conduct timely and thorough inventories of our raw materials and Work in Process. The conduct of these inventories is costly and time consuming. If we encounter issues in their conduct, given that our clinicians oversee the inventory processes which occur in our clinics, remedial procedures can disrupt our ability to see and treat patients, and thereby adversely affect our revenues and profitability.

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

III.Risks Related to Our Legal and Regulatory Environment

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

IV.Risks Related to Our Common Stock and Capital Structure

We have substantial indebtedness, and our failure to comply with the covenants and payment requirements of that indebtedness may subject us to increased interest expenses, lender consent and amendment costs, or adverse financial consequences.

As of December 31, 2020, we had approximately $503.1 million in indebtedness. This current level of indebtedness is comprised of approximately $491.1 million of borrowings under the term loan facility under our Credit Agreement, no borrowings under the revolving credit facility of our Credit Agreement, and approximately $12.0 million of indebtedness related to other financing obligations and Seller Notes, net of unamortized discount and debt issuance costs. Under our Credit Agreement, we are required to comply with certain financial covenants and other provisions. In addition to other requirements, these provisions include requirements that we timely prepare our financial statements and timely receive audits on our annual financial statements, meet certain financial ratio requirements, and timely pay interest and principal when due. To the extent that we fail to meet our financial statement requirements in future periods, our operating trends do not enable us to meet our financial covenant requirements, we are unable to pay interest or principal when due or we are unable to meet other covenants and requirements contained within our currently existing Credit Agreement, we may default under the Credit Agreement. A default could result in increases in consent or amendment fees to lenders, increases in interest costs, the imposition of additional constraints on borrowing by our lenders, or potentially more serious liquidity constraints and adverse financial consequences, including reductions in the value of our common stock or the necessity of seeking protection from creditors under bankruptcy laws. See the “Liquidity and Capital Resources” section in this Management’s Discussion and Analysis for further discussion.

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

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

●	industry or general market conditions;
●	domestic and international economic factors unrelated to our performance;
●	changes in our referral sources’ or customers’ preferences;
●	new regulatory pronouncements and changes in regulatory guidelines;
●	lawsuits, enforcement actions, and other claims by third parties or governmental authorities;
●	actual or anticipated fluctuations in our quarterly operating results;
●	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;
●	action by activist shareholders, institutional shareholders or other large shareholders, including future sales or purchases of our common stock;
●	the entry of a new competitor into one of the markets we serve;
●	speculation in the press or investment community;
●	investor perception of us and our industry;
●	changes in market valuations or earnings of similar companies;
●	announcements by us or our competitors of significant contracts, acquisitions, or strategic partnerships;
●	any future sales of our common stock or other securities;
●	additions or departures of key personnel; and
●	ability to file future SEC filings timely.

The stock markets have experienced extreme volatility in recent years from a variety of reasons that have been unrelated to the operating performance of particular companies, including geopolitical, social, healthcare, and other events impacting the global stock markets generally.  These broad market fluctuations may adversely affect the market price of our common stock.  In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company.  Any litigation of this type brought against us could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, results of operations, and financial condition.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.         PROPERTIES.

As of December 31, 2020, we operated or leased 816 patient care locations, comprised of 704 patient care clinics and 112 satellite locations, in 46 states and the District of Columbia. We own eight buildings, including seven buildings that house a patient care clinic and one building that is currently unoccupied. Our patient care clinics occupied under leases have terms expiring between 2021 and 2030. Our patient care clinics average approximately 3,200 square feet in size. In total, including locations relating to our non-patient care businesses, administrative, and fabrication locations, as well as storage and other non-occupied space, we currently have 926 locations, of which 918 are under lease.

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

The following table sets forth the number of our patient care clinics and satellite locations in each state as of December 31, 2020:

	Patient		Patient		Patient
	Care		Care		Care
State	Locations	State	Locations	State	Locations
Alabama	11	Louisiana	15	North Dakota	4
Arizona	36	Maine	9	Ohio	36
Arkansas	6	Maryland	13	Oklahoma	10
California	70	Massachusetts	8	Oregon	10
Colorado	27	Michigan	14	Pennsylvania	46
Connecticut	13	Minnesota	19	South Carolina	14
District of Columbia	3	Mississippi	11	South Dakota	3
Delaware	1	Missouri	24	Tennessee	20
Florida	49	Montana	3	Texas	42
Georgia	41	Nebraska	10	Utah	5
Idaho	1	Nevada	6	Virginia	16
Illinois	37	New Hampshire	4	Washington	20
Indiana	11	New Jersey	10	West Virginia	6
Iowa	19	New Mexico	13	Wisconsin	11
Kansas	15	New York	30	Wyoming	5
Kentucky	12	North Carolina	27

Other leased real estate holdings include our distribution facilities in Texas, Nevada, Georgia, Illinois, and Pennsylvania (ceased operations as of September 30, 2020), our corporate headquarters in Austin, Texas; the headquarters for our therapeutic solutions business in Reno, Nevada, which is located within our Nevada distribution facility, and the headquarters for our distribution business, located within one of our two distribution facilities in Alpharetta, Georgia.  We additionally operate twelve separate leased fabrication facilities that assist our patient care locations in the fabrication of devices.  The fabrication facilities are located in the states of Alabama, Arizona, California, Colorado, Connecticut, Florida, Kansas, Tennessee, and Texas.  Substantially all of our owned properties are pledged to collateralize bank indebtedness.  See Note M - “Long-Term Debt” to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our outstanding debt and related collateral.

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

ITEM 4.         MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “HNGR.”

Holders

At February 17, 2021, there were approximately 149 holders of record of our 38,147,988 shares of outstanding common stock.

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

Sales of Unregistered Securities

During the year ended December 31, 2020, we did not sell any securities that were unregistered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the year ended December 31, 2020, we did not make any purchases of our common stock.

STOCK PERFORMANCE CHART

The annual changes in the cumulative total shareholder return on our common stock for the five-year period shown in the graph below are based on the assumption that $100 had been invested in our common stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Small Cap 600 Stock Index, the Russell 2000 Stock Index, the Standard & Poor’s 500 Health Care Services Index, and the Standard & Poor’s 500 Health Care Facilities Index on December 31, 2014, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent returns that such investments would have had on December 31, 2020.

	As of December 31,
	2015	2016	2017	2018	2019	2020
Hanger, Inc.	$100.00	$69.91	$95.74	$115.20	$167.85	$133.68
S&P 500 Index - Total Returns	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P Small Cap 600 Index	$100.00	$126.56	$143.30	$131.15	$161.03	$179.20
Russell 2000 Index	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
S&P 500 Health Care Services Index	$100.00	$89.38	$95.15	$96.33	$112.16	$114.97
S&P 500 Health Care Facilities Index	$100.00	$101.75	$117.11	$154.38	$186.97	$202.24

Our stock price in 2016 was negatively impacted by our common stock’s suspension from trading on February 26, 2016 and subsequent delisting from trading on the NYSE and the commencement of trading on February 29, 2016 on the OTC. Our stock was relisted on the NYSE on September 11, 2018.

ITEM 6.         SELECTED FINANCIAL DATA.

The following tables set forth certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2020, and is derived from the consolidated financial statements of Hanger, Inc. and its subsidiaries. The Consolidated Financial Statements as of December 31, 2020 and 2019 and for each of the years in the three-year period ended December 31, 2020 are included in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2018, 2017, and 2016 and the consolidated statements of operations data for the years ended December 31, 2017 and 2016 are derived from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended December 31,
Consolidated Statements of Operations and
Comprehensive Income (Loss):	2020	2019	2018	2017	2016

	(in thousands, except per share amounts)
Net revenues (1)	$1,001,150	$1,098,046	$1,048,760	$1,040,769	$1,042,054
Material costs	315,410	357,771	338,017	329,223	332,071
Personnel costs	351,191	372,225	364,089	361,090	363,537
Other operating costs	99,854	134,943	123,902	129,831	139,024
General and administrative expenses	118,764	118,065	109,552	109,342	106,438
Professional accounting and legal fees	9,177	13,689	16,915	36,239	41,233
Depreciation and amortization	34,847	35,925	36,455	39,259	44,887
Impairment of intangible assets	—	—	183	54,735	86,164
Income (loss) from operations	71,907	65,428	59,647	(18,950)	(71,300)
Interest expense, net	32,445	34,258	37,566	57,688	45,199
Loss on extinguishment of debt	—	—	16,998	—	6,031
Non-service defined benefit plan expense	632	691	703	736	786
Income (loss) from continuing operations before income taxes	38,830	30,479	4,380	(77,374)	(123,316)
Provision (benefit) for income taxes	638	2,954	5,238	27,297	(15,910)
Income (loss) from continuing operations	38,192	27,525	(858)	(104,671)	(107,406)
Income from discontinued operations, net of income taxes	—	—	—	—	935
Net income (loss)	$38,192	$27,525	$(858)	$(104,671)	$(106,471)
Total other comprehensive loss	(7,664)	(8,020)	(2,482)	(246)	(26)
Comprehensive income (loss)	$30,528	$19,505	$(3,340)	$(104,917)	$(106,497)

Basic Per Common Share Data:
Income (loss) from continuing operations	$1.01	$0.74	$(0.02)	$(2.89)	$(2.99)
Income from discontinued operations, net of income taxes	—	—	—	—	0.03
Basic income (loss) per share	$1.01	$0.74	$(0.02)	$(2.89)	$(2.96)
Shares used to compute basic per common share amounts	37,949	37,267	36,765	36,271	35,933

Diluted Per Common Share Data:
Income (loss) from continuing operations	$0.99	$0.72	$(0.02)	$(2.89)	$(2.99)
Income from discontinued operations, net of income taxes	—	—	—	—	0.03
Diluted income (loss) per share	$0.99	$0.72	$(0.02)	$(2.89)	$(2.96)
Shares used to compute diluted per common share amounts	38,598	38,065	36,765	36,271	35,933

	Year Ended December 31,
Consolidated Balance Sheet Data:	2020	2019	2018	2017	2016
Cash and cash equivalents	$144,602	$74,419	$95,114	$1,508	$7,157
Working capital (2)	$129,292	$107,249	$154,626	$78,666	$55,014
Total assets (2)	$950,751	$842,253	$703,010	$640,423	$755,104
Total debt	$503,097	$498,873	$510,673	$450,264	$472,650
Shareholders’ equity (deficit)	$50,977	$9,504	$(21,924)	$(28,051)	$65,414

(1)	For the years ended December 31, 2020, 2019, and 2018, net revenues reflect the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and related clarifying standards. Periods prior to 2018 have not been adjusted.
(2)	As of December 31, 2020 and 2019, the balance sheet data reflects the adoption of ASU 2016-02, Leases and related clarifying standards. Periods prior to 2019 have not been adjusted.

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

Forward-Looking Statements

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 704 patient care clinics and 112 satellite locations in 46 states and the District of Columbia, as of December 31, 2020. We also provide payor network contracting services to other O&P providers through this segment.

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

For the years ended December 31, 2020, 2019, and 2018, our net revenues were $1,001.2 million, $1,098.0 million, and $1,048.8 million, respectively. We recorded net income of $38.2 million and $27.5 million for the years ended December 31, 2020 and 2019, respectively, and a net loss of $0.9 million for the year ended December 31, 2018.

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

The O&P patient care services market in the United States is highly fragmented and is characterized by regional and local independent O&P businesses operated predominantly by independent operators, but also including two O&P product manufacturers with substantial international patient care services operations.  We do not believe that any single competitor accounts for 2% or more of the nation’s total estimated O&P clinic revenues.

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

We estimate that approximately $1.8 billion is spent in the United States each year by providers of O&P patient care services for the O&P products, components, devices, and supplies used in their businesses. Our Products & Services segment distributes to independent providers of O&P services. We estimate that our distribution sales account for approximately 9% of the market for O&P products, components, devices, and supplies (excluding sales to our Patient Care segment).

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

We have earned a reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability and can significantly enhance the rehabilitation process.  We utilize multiple scanning and imaging technologies in the fabrication process, depending on the patient’s individual needs, including our proprietary Insignia scanning system.  The Insignia system scans the patient and produces an accurate computer-generated image, resulting in a faster turnaround for the patient’s device and a more professional overall experience.

In recent years, we have established a centralized revenue cycle management organization that assists our clinics in pre-authorization, patient eligibility, denial management, collections, payor audit coordination, and other accounts receivable processes.

The principal reimbursement sources for our services are:

●	Commercial private payors and other non-governmental organizations, which consist of individuals, rehabilitation providers, commercial insurance companies, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), hospitals, vocational rehabilitation centers, workers’ compensation programs, third party administrators, and similar sources;
●	Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain persons with disabilities;
●	Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons requiring financial assistance, regardless of age, which may supplement Medicare benefits for persons aged 65 or older requiring financial assistance; and
●	the VA.

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

We, and the O&P industry in general, are subject to various Medicare compliance audits, including Recovery Audit Contractor (“RAC”) audits, Comprehensive Error Rate Testing (“CERT”) audits, Targeted Probe and Educate (“TPE”) audits, Supplemental Medical Review Contractor (“SMRC”) audits, and Unified Program Integrity Contractor (“UPIC”) audits.  TPE audits are generally pre-payment audits, while RAC, CERT, and SMRC audits are generally post-payment audits.  UPIC audits can be both pre- or post-payment audits, with a majority currently pre-payment.  TPE audits replaced the previous Medicare Administrative Contractor audits.  Adverse post-payment audit determinations generally require Hanger to reimburse Medicare for payments previously made, while adverse pre-payment audit determinations generally result in the denial of payment.  In either case, we can request a redetermination or appeal, if we believe the adverse determination is unwarranted, which can take an extensive period of time to resolve, currently up to six years or more.

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

Through our internal “supply chain” organization, we purchase, warehouse, and distribute over 475,000 SKUs from more than 300 different manufacturers through SPS or directly to our own clinics within our Patient Care segment.  Our warehousing and distribution facilities in Nevada, Georgia, Illinois, and Texas provide us with the ability to deliver products to the vast majority of our customers in the United States within two business days.  The distribution facility we formerly operated in Pennsylvania ceased operations in September 2020.

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

Effects of the COVID-19 Pandemic

Beginning in the last two weeks of March 2020, our business volumes began to be adversely affected by the COVID-19 pandemic.  As federal, state, and local authorities implemented social distancing and suppression measures to respond to an increasing number of nationwide COVID-19 infections, we experienced a decrease in our patient appointments and general business volumes.  In response, during the last week of March 2020, we made certain changes to our operations, implemented a broad number of cost reduction measures, and delayed certain capital investment projects.  Although our business volumes have shown gradual improvement from their initial significant decline, the adverse impact of the COVID-19 pandemic on our business continued throughout 2020 and continues in early 2021.  These volume effects and our operating responses are discussed further in this section, and the effects of COVID-19 on our financial condition is discussed in the “Financial Condition, Liquidity and Capital Resources” section below.

Effect on Business Volumes

During the three-month periods ending March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, patient appointments in our clinics declined by approximately 3%, 33%, 16%, and 12%, respectively, as compared to their corresponding periods in 2019.  For the full year, patient appointments declined by 17% as compared with the prior year period as a result of the COVID-19 pandemic.  Throughout the pandemic, we experienced a relatively lower decline in prosthetic patient volumes as compared with orthotic patient volumes.  Given the higher relative price of prosthetic devices this resulted in a more favorable product mix, and same-clinic revenues within our Patient Care segment declined at a lower rate than patient appointments, reflecting decreases of 3.2%, 18.6%, 10.3%, and 10.6%, on a per day basis, for the first, second, third, and fourth quarter, respectively.  As of the end of December 2020, we had temporarily closed 8 patient care clinics and another 56 clinics were open for reduced hours or by appointment only.  We believe the generally more acute nature of conditions that lead to the need for prosthetics, the patient age demographics, and the relatively greater impact that the absence of access to these devices can have on a patient’s daily life were the primary reasons that led to the relatively lower decline in prosthetic patients as compared with orthotic patients in our Patient Care segment during the period.  Billings for componentry delivered to independent providers of orthotics and prosthetics by our distribution services business decreased by approximately 5%, 30%, 10%, and 8% for the first, second, third, and fourth quarters of 2020, respectively.  Our business volumes associated with therapeutic solutions have also been adversely affected due to access restrictions our skilled nursing facility clients have implemented at their facilities in response to the COVID-19 pandemic.  Due to significant geographic product mix and timing differences, there can be no assurance that these volumes or billing amounts will be reflective of our future results and are solely provided for the purposes of giving context to the magnitude of the effect of the COVID-19 pandemic on our business during the fourth quarter.

In the early months of 2021, vaccines for combating COVID-19 were approved by the US Food and Drug Administration, and the US government began a phased roll out of these vaccines.  However, the initial quantities of the vaccines have been limited, and the US government has prioritized distribution to front-line health care workers and other essential workers, followed by individual populations that are most susceptible to the severe effects of COVID-19.  We currently believe full administration of the vaccine to the broader population is unlikely to occur until the second half of 2021.  Given the continuing impact of restrictions to mitigate the spread of COVID-19 and unknown challenges with regards to the effectiveness, distribution, and acceptance of COVID-19 vaccines, we believe that the COVID-19 pandemic will continue to affect our business volumes in 2021 when compared to pre- pandemic levels.  These adverse effects will primarily be the result of anticipated continuing governmental measures to suppress the virus to address periods and locations of virus mutation and reemergence, adverse economic consequences to our patients, and the general lack of normalcy in the willingness of individuals to engage in activities that might increase their likelihood of their exposure to the virus.

Nevertheless, we do believe that the overall adverse impact will diminish over time, and that our patient appointment and other business volumes will gradually improve as the prevalence of the virus decreases and social distancing, masking, and testing measures become more routine, and infection risks subside following the widespread distribution of COVID-19 vaccines.  Additionally, we believe that if a patient is initially unable or unwilling to come to one of our clinics to receive their prosthetic or orthotic device then their ultimate need for that device is not likely to change, and that we could accordingly have some favorable volume recovery effect in future periods as the impacts of the COVID-19 pandemic subsides.

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

As a result of the COVID-19 pandemic, we found it necessary to reduce our personnel costs in response to significant decreases in business volumes.  Commencing at the start of April 2020, personnel cost reductions were implemented through (i) an average 32% decrease in the salaries of all of our exempt employees, the percentage of which varied from lower amounts for lower salaried employees up to reduction amounts ranging from 47% to 100% for our senior leadership team; (ii) the furloughing of certain employees on a voluntary and involuntary basis; (iii) the reduction of work hours for non-exempt employees; (iv) modification of bonus, commission, and other variable incentive plans; (v) the reduction of overtime expenses; (vi) the elimination of certain open positions; (vii) a reduction in the use of contract employees, and (viii) the temporary suspension of certain auto allowances.  We initially communicated to our employees that reductions of exempt employee salaries could continue for up to a six month period ending on October 2, 2020 (the “Reduction Period”).  Due to the trends in our business volumes discussed in the Effect on Business Volumes section, on June 8, 2020, and July 11, 2020 we reinstated approximate one-third portions of the salary reduction for our exempt employees, resulting in an average 11% decrease in salaries for the remainder of the Reduction Period and, finally, effective September 19, 2020, we reinstated the remainder of the salary reduction for our exempt employees.  Throughout the Reduction Period, the salary reductions of our senior leadership team ranged from 15% to 100%, prior to the full reinstatement of all exempt employees’ salaries in September 2020.  Our decision to reduce employee wages rather than to implement a more permanent reduction in force was based on our preference to collectively share in the financial hardships caused by the COVID-19 pandemic rather than to subject portions of our workforce to the full financial burden.  Additionally, we believe this approach allowed us to retain as many employees as possible to preserve the experience, culture, and patient service capabilities of our workforce for periods subsequent to the COVID-19 pandemic.  We have not implemented changes to employee benefits, nor do we currently intend to suspend our annual employer 401(k) match for 2020, which we expect to pay in mid-March 2021.

We have undertaken other reductions to our other operating expenses.  However, our largest category of operating expense, rent, utilities, and facilities maintenance, which amounted to $66.9 million during the twelve months ended December 31, 2020, has proven difficult to meaningfully reduce in response to the pandemic.

Excluding reductions in componentry costs, which varied in a corresponding fashion with decreases in revenue, these cost reduction measures provided operating cost savings in the approximate amounts of $35 million and $16 million in the second and third quarters of 2020, respectively.  These expense savings were temporary in nature.  Due to the fact that, as of September 2020, we reinstated the salary reductions and reduced the number of employees on furlough, our personnel costs in the fourth quarter of 2020 increased to levels more consistent with the historical periods prior to the COVID-19 pandemic.

In addition to these reductions in operating expenses, we elected to temporarily delay the implementation of our new supply chain and financial systems, further discussed in the “New Systems Implementations” section.  We also suspended construction of our new fabrication facility in Tempe, Arizona, and other projects related to the reconfiguration of our distribution facilities. We anticipate that we will recommence these activities in the second quarter of 2021. These actions correspondingly delayed portions of our achievement of the financial benefits expected from them into future periods.

While we endeavored to rapidly reduce our expenses in response to decreases in patient and business volumes, given that a substantial portion of our operating expenses are nevertheless fixed in nature, and we have ongoing interest costs associated with our indebtedness, we did not fully offset the adverse earnings effect associated with lost revenue during 2020.  Nevertheless, as discussed in the “Financial Condition, Liquidity and Capital Resources” section below, we do believe that our operating expense and capital project reductions, when accompanied by additional cash sources, cost mitigation, and liquidity management strategies, will enable us to maintain positive liquidity throughout 2021 and the foreseeable future.

CARES Act

The CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $178.0 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities and Medicare- and Medicaid- enrolled suppliers and institutional providers.  The purpose of these funds is to reimburse providers for lost revenue attributable to the COVID-19 pandemic, such as lost revenues attributable to canceled procedures, as well as to provide support for health-care related expenses.  In April 2020, HHS began making payments to healthcare providers from the $178.0 billion appropriation.  These are grants, rather than loans, to healthcare providers, and will not need to be repaid.

During 2020, we recognized a total benefit of $24.0 million in our consolidated statement of operations within Other operating costs for the grant proceeds we received under the CARES Act (“Grants”) from HHS.

Other Products & Services Performance Considerations

As discussed in our 2019 Form 10-K, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, several of the larger independent O&P providers we served through the distribution of componentry encountered financial difficulties during the year ended December 31, 2020, which resulted in our discontinuing distribution services to these customers.  Generally, we believe our distribution customers encounter reimbursement pressures similar to those we experience in our own Patient Care segment and, depending on their ability to adapt to the increased claims documentation standards that have emerged in our industry, this may either limit the rate of growth of some of our customers, or otherwise affect the rate of growth we experience in our distribution of O&P componentry to independent providers.  During future periods, in addition to the adverse effects of the COVID-19 pandemic discussed above, we currently believe our rate of revenue growth in this segment may decrease as we choose to limit the extent to which we distribute certain low margin orthotic products.  Additionally, to the extent that we acquire independent O&P providers who are preexisting customers of our distribution services, our revenue growth in this segment would be adversely affected as we would no longer recognize external revenue from the components we provide them.

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

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the VA. The following is a summary of our payor mix, expressed as an approximate percentage of net revenues for the periods indicated:

	For the Years Ended December 31,
	2020	2019	2018
Medicare	32.3%	31.9%	31.9%
Medicaid	16.2%	15.8%	15.5%
Commercial Insurance / Managed Care (excluding Medicare and Medicaid Managed Care)	35.7%	35.8%	37.0%
Veterans Administration	9.2%	9.8%	9.1%
Private Pay	6.6%	6.7%	6.5%
Patient Care	100.0%	100.0%	100.0%

Patient Care constituted 83.1%, 82.5%, and 81.8% of our net revenues for the year ended December 31, 2020, 2019, and 2018, respectively. Our remaining net revenues were provided by our Products & Services segment which derives its net revenues from commercial transactions with independent O&P providers, healthcare facilities, and other customers. In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

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

To receive reimbursement for our work, we must ensure that our clinical, administrative, and billing personnel receive and verify certain medical and health plan information, record detailed documentation regarding the services we provide, and accurately and timely perform a number of claims submission and related administrative tasks.  It is our belief the increased nationwide efforts to reduce health care costs has driven changes in industry trends with increases in payor pre-authorization processes, documentation requirements, pre-payment reviews, and pre- and post-payment audits, and our ability to successfully undertake these tasks using our traditional approach has become increasingly challenging.  For example, the Medicare contractor for Pricing, Data Analysis and Coding (referred to as “PDAC”) recently announced verification requirements and code changes that has reduced the reimbursement level for certain prosthetic feet, and the VA is in the process of reassessing the method it uses to determine reimbursement levels for O&P services and products provided under certain miscellaneous codes.

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

During the past five years we have taken a number of actions to manage payor disallowance trends.  These initiatives included: (i) the creation of a central revenue cycle management function; (ii) the implementation of a patient management and electronic health record system; and (iii) the establishment of new clinic-level procedures and training regarding the collection of supporting documentation and the importance of diligence in our claims submission processes.

Payor disallowances is considered an adjustment to the transaction price.  Estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are presented as a reduction of net revenues.  These amounts recorded in net revenues within the Patient Care segment for the years ended December 31, 2020, 2019, and 2018 are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Gross charges	$870,575	$956,852	$900,035
Less estimated implicit price concessions arising from:
Payor disallowances	30,875	40,581	38,410
Patient non-payments	8,097	10,580	4,243
Payor disallowances and patient non-payments	$38,972	$51,161	$42,653
Net revenues	$831,603	$905,691	$857,382

Payor disallowances	$30,875	$40,581	$38,410
Patient non-payments	8,097	10,580	4,243
Payor disallowances, patient non-payments, and bad debt expense	$38,972	$51,161	$42,653

Payor disallowances %	3.5%	4.2%	4.3%
Patient non-payments %	1.0%	1.1%	0.4%
Percent of gross charges	4.5%	5.3%	4.7%

Our accounts receivable balances for 2016 through 2020 were as follows:

	As of December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Gross charges before estimates for implicit price concessions	$177,804	$229,683	$206,880	$216,644	$221,220
Less estimates for implicit price concessions:
Payor disallowances	(39,343)	(58,094)	(53,378)	(56,233)	(61,137)
Patient non-payments	(7,042)	(9,589)	(7,244)	—	—
Accounts receivable, gross	131,419	162,000	146,258	160,411	160,083
Allowance for doubtful accounts	(2,823)	(2,641)	(2,272)	(14,065)	(15,521)
Accounts receivable, net	$128,596	$159,359	$143,986	$146,346	$144,562

Payor disallowances %	22.1%	25.3%	25.8%	26.0%	27.6%
Patient non-payments %	4.0%	4.2%	3.5%	—%	—%
Allowance for doubtful accounts %	1.6%	1.1%	1.1%	6.5%	7.0%
Total allowance %	27.7%	30.6%	30.4%	32.5%	34.6%

Revenue Cycle Management

Prior to 2014, in our Patient Care segment, we performed our eligibility, patient pre-authorization, patient documentation, claims coding, claims submission, collection, cash application, and claims audit support activities (our “revenue cycle management” functions) primarily on a decentralized location by location basis.  Due to the increases experienced in payor disallowances, as well as to address certain procedural requirements of our new patient management and electronic health record system and to otherwise improve the effectiveness of our revenue cycle management functions, during 2014 we commenced the process of establishing a centralized revenue cycle management organization with the strategy to gradually transition these functions from our decentralized clinics to a centralized organization.  We have continued to expand this initiative through fiscal year 2020.

As discussed in the “Reimbursement Trends” section above, we have experienced decreases in our payor disallowances subsequent to the establishment of our revenue cycle management function when compared to 2014.  In addition to other training and claims documentation initiatives, we believe that decreases we have experienced in payor disallowances (as well as our overall accounts receivables balances) are due in part to our revenue cycle management initiative.

Clinic-Level Claims Documentation

In addition to the revenue cycle management and electronic health record and patient management systems initiatives discussed above, in 2016 we commenced more intensive training and increased our internal clinic-level emphasis on the importance of adherence to procedural and documentation standards.  The lack of sufficient documentation establishing medical necessity and a patient’s degree of ability for future activity is a key factor utilized by payors when denying our claims for reimbursement.  Irrespective of a patient’s need and the existence of a referral from the treating physician, we have found it increasingly necessary to retrieve other supporting documentation and notes from referring physicians themselves to further justify and document their medical determinations relating to the patients they refer to us.  Given that these referring physicians do not work for us, the retrieval of this additional information to suit payors can be difficult and time-consuming.

We believe our efforts to increase our discipline through this clinic-level claims documentation initiative assisted us in further reducing the level of our payor disallowances.  However, we also believe these efforts had a one-time indirect effect of reducing our overall revenue growth rate.  In addition to other factors affecting our same clinic sales trends in 2016 and early 2017, as clinicians and their office administrators increased their attention on achieving higher documentation standards, we believe we were able to see and treat fewer patients, thereby contributing to our reduced same clinic patient care net revenue in those years.

We applied these procedural and documentation standards throughout 2020 and plan to continue to do so in 2021.  With the initial implementation impact behind us, we do not believe the use of these standards was a significant factor on our year-over-year growth in 2020, nor do we expect them to be in 2021.

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

Acquisitions

During the first quarter of 2021, we completed the acquisitions of four O&P businesses for a total purchase price of $24.4 million.  Total consideration transferred for these acquisitions is comprised of $19.3 million in cash consideration, $4.1 million in the form of notes to the former shareholders, and $1.0 million in additional consideration that has been withheld pending resolution of certain matters agreed upon with the seller of one business.

During 2020, we completed the following acquisitions of O&P clinics, none of which were individually material to our financial position, results of operations, or cash flows:

●	In the second quarter of 2020, we acquired all of the outstanding equity interests of an O&P business for total consideration of $46.2 million at fair value, of which $16.8 million was cash consideration, net of cash acquired, $21.9 million was issued in the form of notes to the former shareholders, $3.5 million in the form of a deferred payment obligation to the former shareholders, and $4.0 million in additional consideration. Of the $21.9 million in notes issued to the former shareholders, approximately $18.1 million of the notes were paid in October 2020 in a lump sum payment and the remaining $3.8 million of the notes are payable in annual installments over a period of three years on the anniversary date of the acquisition. Total payments of $4.0 million under the deferred payment obligation are due in annual installments beginning in the fourth year following the acquisition and for three years thereafter. Additional consideration includes approximately $3.6 million in liabilities incurred to the shareholders as part of the business combination payable in October 2020 and is included in Accrued expenses and other liabilities in the consolidated balance sheet. The remaining $0.4 million in additional consideration represents the effective settlement of amounts due to us from the acquired O&P business as of the acquisition date. We completed the acquisition with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of this high quality O&P provider.
●	In the fourth quarter of 2020, we completed the acquisitions of all the outstanding equity interests of four O&P businesses for total consideration of $7.1 million, of which $4.9 million was cash consideration, net of cash acquired, $1.9 million was issued in the form of notes to shareholders at fair value, and $0.3 million in additional consideration.

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

Acquisition-related costs are included in general and administrative expenses in our consolidated statements of operations.  Total acquisition-related costs incurred during the years ended December 31, 2020 and 2019 were $0.9 million and $1.5 million, respectively, which includes those costs for transactions that are in progress or not completed during the respective period.  Acquisition-related costs incurred for acquisitions completed during the years ended December 31, 2020 and 2019 were $0.6 million and $1.0 million, respectively.

In response to the expected economic impact of the COVID-19 pandemic, we implemented certain cost mitigation and liquidity management strategies, including the temporary delay of our acquisitions of O&P providers, subject to certain conditions and thresholds in the first amendment to our Credit Agreement entered into in May 2020, except that certain acquisitions are permitted after September 30, 2020, in the event we maintain certain leverage and liquidity thresholds.  During the fourth quarter of 2020, we recommenced our acquisition of O&P providers.  Refer to the “Financial Condition, Liquidity, and Capital Resources” section for additional discussion.

New Systems Implementations

In recent years, we have been undertaking the implementation of a new patient management and electronic health record system at our patient care clinics, which we completed in the first quarter of 2019.  For the three month period ended March 31, 2019, we expensed $0.8 million in training, travel, and related implementation costs.  For the years ended December 31, 2019 and 2018, we expensed $4.4 million, and $4.3 million, respectively, for these implementation expenses.  As we undertake acquisitions of independent O&P providers, we intend to convert these acquired clinics to this system in the ordinary course of our business.

During 2019, we commenced the design, planning, and initial implementation of new financial and supply chain systems (“New Systems Implementations”), and planned to invest in new servers and software that operate as a part of our technology infrastructure.  In connection with our new financial and supply chain systems, for the year ended December 31, 2020, we expensed $2.6 million.  We are additionally incurring increased capital expenditures in connection with improvements to our systems’ infrastructure.  In 2021, we currently expect to incur technology-related implementation expenses for the financial and supply chain projects of approximately $5 to $6 million and approximately $2 to $3 million in lease termination and related facility transition expenses.  In addition, we expect to incur further significant cash outlays and capital expenditures in connection with our supply chain, financial systems, and technology infrastructure initiatives.  For a further discussion of our current outlook for capital expenditures and systems implementation expenditures, refer to the “Financial Condition, Liquidity, and Capital Resources” section below.

As discussed in the “Effects of the COVID-19 Pandemic” section, we elected in 2020 to temporarily delay our New Systems Implementations as part of our efforts to preserve liquidity.  We anticipate that we will recommence these activities in the second quarter of 2021.  This delay will correspondingly push our achievement of the financial benefits expected from the New Systems Implementations into subsequent periods.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  Effective July 1, 2019, we elected to early adopt the requirements of the standard on a prospective basis.  The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  Under the new standard, certain of the implementation costs of our new financial and supply chain system will be capitalized.  As of December 31, 2020, we capitalized $5.1 million of implementation costs for cloud computing arrangements, net of accumulated amortization, and recorded in other current assets and other assets in the consolidated balance sheet.

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

Products & Services

Generally, we believe our distribution customers encounter reimbursement pressures similar to those that we do in our own Patient Care services and, depending on their ability to adapt to the increased claims documentation standards that have emerged in our industry, that this may either limit the rate of growth of some of our customers, or otherwise affect the rate of growth we experience in our distribution of O&P componentry to independent providers.  Additionally, during 2020, we discontinued our distribution of certain low-margin orthotics products to podiatrists.

Within our Products & Services segment, in addition to our distribution of products, we provide therapeutic equipment and services to patients at SNFs and other healthcare provider locations.  Since 2016, a number of our clients, including several of our larger SNF clients, began to discontinue their use of our therapeutic services.  We believe these discontinuances relate primarily to their overall efforts to reduce the costs they bear for therapy-related services within their facilities.  As a part of those terminations of service, in a number of cases, we elected to sell terminating clients the equipment that we had utilized for their locations, which resulted in our recognition of $1.9 million in equipment sales in 2020, as compared with $2.4 million in 2019 and $4.1 million in 2018.  For the year ended December 31, 2020, due to customer discontinuances, we experienced a decrease of $3.0 million in therapeutic services and supplies revenue and of $0.5 million in therapeutic equipment sales, for a total reduction of $3.5 million in revenues we received from therapeutic equipment and services.  We recognized a total of $45.5 million in revenues from therapeutic equipment and services in 2020.  In 2021, we anticipate a further decline of approximately $2 to $3 million in revenue related to these services.  Within this portion of our business, we have and continue to respond to these trends through the expansion of our products and services offerings.

Effect of Delay in Financial Filings

Beginning in the third quarter of 2014, we were delayed in the preparation and filing of our financial statements, until we regained our current filing status in the second quarter of 2018.  In connection with our efforts to restate our prior financial statements, remediate our material weaknesses, regain our timely filing status, and undertake related activities, we incurred third party professional fees in excess of the amounts we estimate that we would have otherwise incurred.  The estimated excess professional fees associated with these efforts are as follows (in thousands):

			Balance to be Paid
Year	Expensed	Paid	in Future Periods
2018	$12,461	$(19,551)	$3,195
2019	8,548	(9,256)	2,487
2020	1,639	(4,126)	—

During the first quarter of 2020, we incurred approximately $1.6 million in excess professional fees in connection with the completion of our remediation activities related to our material weakness.  Given that we completed the remediation of our material weaknesses in financial statement controls effective with the filing of our 2019 Form 10-K, we do not currently anticipate that we will incur further excess third party professional fees for these purposes in future periods.

Seasonality

We believe our business is affected by the degree to which patients have otherwise met the deductibles for which they are responsible in their medical plans during the course of the year. The first quarter is normally our lowest relative net revenue quarter, followed by the second and third quarters, which are somewhat higher and consistent with one another. Due to the general fulfillment by patients of their health plan co-payments and deductible requirements towards the year’s end, our fourth quarter is normally our highest revenue producing quarter. However, historical seasonality may be impacted by the COVID-19 pandemic and historical seasonal patterns may not be reflective of our prospective financial results and operations .  Please refer to the “Effects of the COVID-19 Pandemic” section for further discussion.

Our results are also affected, to a lesser extent, by our holding of an education fair in the first quarter of each year.  This  event is conducted to assist our clinicians in maintaining their training and certification requirements and to facilitate a national meeting with our clinical leaders.  We also invite manufacturers of the componentry for the devices we fabricate to these annual events so they can demonstrate their products and otherwise assist in our training process.  During the first quarter of 2020, 2019, and 2018, we spent approximately $2.3 million in each of these three years, on travel and other costs associated with this event.  In addition to the costs we incur associated with this annual event, we also lose the productivity of a significant portion of our clinicians during the period in which this event occurs, which contributes to the lower seasonal revenue level we experience during the first quarter of each year.

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

Our products and services are sold with a 90-day labor and 180-day warranty for fabricated components. Warranties are not considered a separate performance obligation. We estimate warranties based on historical trends and include them in accrued expenses and other current liabilities in the consolidated balance sheet. The warranty liability was $2.2 million at December 31, 2020 and $2.5 million at December 31, 2019.

A portion of our O&P revenue comes from the provision of cranial devices. In addition to delivering the cranial device, there are patient follow-up visits where we assist in treating the patient’s condition by adjusting or modifying the cranial device. We conclude that, for these devices, there are two performance obligations and use the expected cost plus margin approach to estimate for the standalone selling price of each performance obligation. The allocated portion associated with the patient’s receipt of the cranial device is recognized when the patient receives the device while the portion of revenue associated with the follow-up visits is initially recorded as deferred revenue. On average, the cranial device follow-up visits occur less than 90 days after the patient receives the device and the deferred revenue is recognized on a straight-line basis over the period.

Medicare and Medicaid regulations and the various agreements we have with other third party payors, including commercial healthcare payors under which these contractual adjustments and payor disallowances are calculated, are complex and are subject to interpretation and adjustment and may include multiple reimbursement mechanisms for different types of services. Therefore, the particular O&P devices and related services authorized and provided, and the related reimbursement, are subject to interpretation and adjustment that could result in payments that differ from our estimates. Additionally, updated regulations and reimbursement schedules, and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. As a result, there is a reasonable possibility that recorded estimates could change and any related adjustments will be recorded as adjustments to net revenue when they become known.

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

Accounts Receivable, Net

Patient Care Segment

We establish allowances for accounts receivable to reduce the carrying value of such receivables to their estimated net realizable value.  The Patient Care segment’s accounts receivables are recorded net of unapplied cash and estimated implicit price concessions, such as payor disallowances and patient non-payments, as described in the revenue recognition accounting policy above.

Our estimates of payor disallowances utilize the expected value method by considering historical collection experience by each of the Medicare and non-Medicare primary payor class groupings.  For each payor class grouping, liquidation analyses of historical period end receivable balances are performed to ascertain collections experience by aging category.  In the absence of an evident adverse trend, we use historical experience rates calculated using an average of four quarters of data with at least twelve months of adjudication.  We will modify the time periods analyzed when significant trends indicate that adjustments should be made.

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

Inventories

Inventories are valued at the lower of estimated cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Provisions have also been made to reduce the carrying value of inventories for excess, obsolete, or otherwise impaired inventory on hand at period end. The reserve for excess and obsolete inventory is $6.1 million and $7.6 million at December 31, 2020 and 2019, respectively.

Patient Care Segment

Substantially all of our Patient Care segment inventories are recorded through a periodic approach whereby inventory quantities are adjusted on the basis of a quarterly physical count.  Segment inventories relate primarily to raw materials and work-in-process (“WIP”) at Hanger Clinics.  Inventories at Hanger Clinics totaled $30.5 million and $29.4 million at December 31, 2020 and 2019, respectively, with WIP inventory representing $12.0 million and $10.2 million of the total inventory, respectively.

Raw materials consist of purchased parts, components, and supplies which are used in the assembly of O&P devices for delivery to patients.  In some cases, purchased parts and components are also sold directly to patients.  Raw materials are valued based on recent vendor invoices, reduced by estimated vendor rebates.  Such rebates are recognized as a reduction of cost of materials in the consolidated statements of operations when the related devices or components are delivered to the patient.  Approximately 77% and 74% of raw materials at December 31, 2020 and 2019, respectively, were purchased from our Products & Services segment.  Raw material inventory was $18.4 million and $19.2 million at December 31, 2020 and 2019, respectively.

WIP consists of devices which are in the process of assembly at our clinics or fabrication centers.  WIP quantities were determined by the physical count of patient orders at the end of every quarter of 2020 and 2019 while the related stage of completion of each order was established by clinic personnel.  We do not have an inventory costing system and as a result, the identified WIP quantities were valued on the basis of estimated raw materials, labor, and overhead costs.  To estimate such costs, we develop bills of materials for certain categories of devices that we assemble and deliver to patients.  Within each bill of material, we estimate (i) the typical types of component parts necessary to assemble each device; (ii) the points in the assembly process when such component parts are added; (iii) the estimated cost of such parts based on historical purchasing data; (iv) the estimated labor costs incurred at each stage of assembly; and (v) the estimated overhead costs applicable to the device.

Products & Services Segment

Our Product & Service segment inventories consist primarily of finished goods at its distribution centers as well as raw materials at fabrication facilities, and totaled $45.9 million and $38.8 million as of December 31, 2020 and 2019, respectively.  Finished goods include products that are available for sale to third party customers as well as to our Patient Care segment as described above.  Such inventories were determined on the basis of perpetual records and a physical count at year end.  Inventories in connection with therapeutic services are valued at a weighted average cost.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting.  Acquisition consideration typically includes cash payments, the issuance of Seller Notes and in certain instances contingent consideration with payment terms based on the achievement of certain targets of the acquired business.  Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition inclusive of identifiable intangible assets.  The estimated fair value of identifiable assets and liabilities, including intangibles, are based on valuations that use information and assumptions available to management.  We allocate any excess purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. We allocate goodwill to our reporting units based on the reporting unit that is expected to benefit from the acquired goodwill.  Significant management judgments and assumptions are required in determining the fair value of assets acquired and liabilities assumed, particularly acquired intangible assets, including estimated useful lives.  The valuation of purchased intangible assets is based upon estimates of the future performance and discounted cash flows of the acquired business.  Each asset acquired or liability assumed is measured at estimated fair value from the perspective of a market participant.  Subsequent changes in the estimated fair value of contingent consideration are recognized as general and administrative expenses within the consolidated statements of operations.

Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of the purchase price over the estimated fair value of net identifiable assets acquired and liabilities assumed from purchased businesses.  We assess goodwill for impairment annually during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We have the option to first assess qualitative factors for a reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test.  If we choose to bypass this qualitative assessment or alternatively determine that a quantitative goodwill impairment test is required, our annual goodwill impairment test is performed by comparing the estimated fair value of a reporting unit with its carrying amount (including attributed goodwill).  We measure the fair value of the reporting units using a combination of income and market approaches.  Any impairment would be recognized by a charge to income from operations and a reduction in the carrying value of the goodwill.  As of October 1, 2020, we performed a quantitative assessment of the Patient Care reporting unit. The quantitative assessment did not result in the carrying value of the reporting unit exceeding its fair value.

We apply judgment in determining the fair value of our reporting units and the implied fair value of goodwill which is dependent on significant assumptions and estimates regarding expected future cash flows, terminal value, changes in working capital requirements, and discount rates.

We did not have any goodwill impairment during 2020, 2019, and 2018.  For the year ended December 31, 2018, we recorded impairments of our indefinite-lived trade name totaling $0.2 million.  We did not have any indefinite-lived trade name impairment during 2020 and 2019.  See Note H - “Goodwill and Other Intangible Assets” to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding this charge.

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

We provide a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law.  Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment.  We have experienced losses from 2014 to 2017 due to impairments of our intangible assets, increased professional fees in relation to our restatement and related remediation procedures for identified material weaknesses, and increased interest and bank fees.  These losses have necessitated that we evaluate the sufficiency of our valuation allowance.  We are in a taxable income position in 2020 and are able to utilize net operating loss.  We have $4.6 million and $2.8 million of U.S. federal and $153.0 million and $136.9 million of state net operating loss carryforwards available at December 31, 2020 and 2019, respectively.  These carryforwards will be used to offset future income but may be limited by the change in ownership rules in Section 382 of the Internal Revenue Code.  These net operating loss carryforwards will expire in varying amounts through 2040.  We expect to generate income before taxes in future periods at a level that would allow for the full realization of the majority of our net deferred tax assets.  As of December 31, 2020 and 2019, we have recorded a valuation allowance of approximately $2.1 million related to various state jurisdictions.

Based on our assessment of all available positive and negative evidence, which is completed quarterly, on a taxing jurisdiction and legal entity basis, we determined that it was more likely than not that we would be able to realize the benefit of certain state deferred tax assets and released valuation allowances of $7.1 million against our state deferred tax assets during the fourth quarter of 2019. We considered a number of types of evidence, including the nature, frequency, and severity of current and cumulative financial reporting income and losses, sources of future taxable income, future reversals of existing taxable temporary differences, and prudent and feasible tax planning strategies, weighted by objectivity. Management decided to release this valuation allowance primarily because the legal entity involved has achieved twelve quarters of cumulative financial reporting income in 2019 and is forecasting future taxable income along with other types of favorable evidence mentioned above. The Company’s valuation allowance position in 2020 has not changed based on assessment of all available positive and negative evidence.

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

Results of Operations - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

For the years ended December 31, 2020 and 2019, our consolidated results of operations were as follows:

	For the Years Ended		Percent
	December 31,		Change
(dollars in thousands)	2020	2019	2020 vs 2019
Net revenues	$1,001,150	$1,098,046	(8.8)%
Material costs	315,410	357,771	(11.8)%
Personnel costs	351,191	372,225	(5.7)%
Other operating costs	99,854	134,943	(26.0)%
General and administrative expenses	118,764	118,065	0.6%
Professional accounting and legal fees	9,177	13,689	(33.0)%
Depreciation and amortization	34,847	35,925	(3.0)%
Operating expenses	929,243	1,032,618	(10.0)%
Income from operations	71,907	65,428	9.9%
Interest expense, net	32,445	34,258	(5.3)%
Non-service defined benefit plan expense	632	691	(8.5)%
Income before income taxes	38,830	30,479	27.4%
Provision for income taxes	638	2,954	(78.4)%
Net income	$38,192	$27,525	38.8%

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

Due to the substantial amount we historically incurred for professional accounting and legal services, we separately disclose these expenses within operating expenses.  In connection with our efforts to restate our prior financial statements, remediate our material weaknesses, regain our timely filing status, and undertake related activities, we have incurred third party professional fees in excess of the amounts we estimate that we would have otherwise incurred.

During 2020 and 2019, our operating expenses as a percentage of net revenues were as follows:

	For the Years Ended
	December 31,
	2020	2019
Material costs	31.5%	32.6%
Personnel costs	35.1%	33.9%
Other operating costs	9.9%	12.2%
General and administrative expenses	11.9%	10.8%
Professional accounting and legal fees	0.9%	1.2%
Depreciation and amortization	3.5%	3.3%
Operating expenses	92.8%	94.0%

During the previous two years, the number of patient care clinics and satellite locations we operated or leased have been as follows:

	As of December 31,
	2020	2019
Patient care clinics	704	701
Satellite locations	112	111
Total	816	812

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

Relevance of Year Ended Results to Comparative and Future Periods.  As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter, our revenues and operating results began to be adversely affected by the COVID-19 pandemic, a trend which continued throughout 2020.  The effects of this public health emergency on our revenues and earnings in the year ended December 31, 2020 impacted the comparison to our historical financial results.  Due to the uncertainty surrounding the future economic and social impacts of the COVID-19 pandemic, the comparison may not be indicative of future results.  Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity, and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.

Net revenues.  Net revenues for the year ended December 31, 2020 were $1,001.2 million, a decrease of $96.9 million, or 8.8%, from $1,098.0 million for the year ended December 31, 2019.  Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Years Ended			Percent
	December 31,		Change	Change
(dollars in thousands)	2020	2019	2020 vs 2019	2020 vs 2019
Patient Care	$831,603	$905,691	$(74,088)	(8.2)%
Products & Services	169,547	192,355	(22,808)	(11.9)%
Net revenues	$1,001,150	$1,098,046	$(96,896)	(8.8)%

Patient Care net revenues for the year ended December 31, 2020 were $831.6 million, a decrease of $74.1 million, or 8.2%, from $905.7 million for the same period in the prior year.  Same clinic revenues decreased $91.9 million for the year ended December 31, 2020 compared to the same period in the prior year, reflecting a decrease in same clinic revenues of 11.0% on a per-day basis.  Net revenues from acquired clinics and consolidations increased $18.6 million, and revenues from other services decreased $0.8 million.

Prosthetics constituted approximately 56% of our total Patient Care revenues for the year ended December 31, 2020 and 55% for the same period in the prior year, excluding the impact of acquisitions. Prosthetic revenues were 8.3% lower on a per-day basis than the same period in the prior year, excluding the impact of acquisitions.  Orthotics, shoes, inserts, and other products decreased by 14.2% on a per-day basis for the same comparative period, excluding the impact of acquisitions.  Revenues were adversely affected during the period due to a decline in patient appointment volumes beginning in the last two weeks of March and continuing throughout 2020 as a result of the continuing spread of COVID-19 viral infections, governmental suppression measures implemented in response to the COVID-19 pandemic, and other factors impacting our business volumes discussed in the “Effects of the COVID-19 Pandemic” section.

Products & Services net revenues for the year ended December 31, 2020 were $169.5 million, a decrease of $22.8 million, or 11.9%, from $192.4 million for the same period in the prior year.  This was primarily attributable to a decrease of $19.4 million, or 13.5%, in the distribution of O&P componentry to independent providers stemming primarily from lower volumes due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above, and a $3.4 million, or 7.1%, decrease in net revenues from therapeutic solutions as a result of the impact of historical customer lease cancellations, partially offset by lease installations.

Beginning in the latter half of March 2020, our business volumes began to be adversely affected by the COVID-19 pandemic, and business volumes were adversely impacted throughout 2020.  We believe that the decline in net revenues in the year ended December 31, 2020 was primarily due to the continuing spread of COVID-19 viral infections, state and local government restrictions, social distancing and suppression measures adopted by our patients and customers, and deferral of elective surgical procedures, all of which resulted in a decline in physician referrals and patient appointments.  For additional discussion, refer to the “Effects of the COVID-19 Pandemic” section.

Material costs.  Material costs for the year ended December 31, 2020 were $315.4 million, a decrease of $42.4 million or 11.8%, from $357.8 million for the same period in the prior year.  Total material costs as a percentage of net revenues decreased to 31.5% in 2020 from 32.6% in 2019 due primarily to changes in our Patient Care segment business mix.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Years Ended			Percent
	December 31,		Change	Change
(dollars in thousands)	2020	2019	2020 vs 2019	2020 vs 2019
Patient Care	$247,384	$274,801	$(27,417)	(10.0)%
Products & Services	68,026	82,970	(14,944)	(18.0)%
Material costs	$315,410	$357,771	$(42,361)	(11.8)%

Patient Care material costs decreased $27.4 million, or 10.0%, for the year ended December 31, 2020 compared to the same period in the prior year as a result of the reduction in segment net sales, offset by our acquisitions and changes in the segment product mix.  Patient Care material costs as a percent of segment net revenues was 29.7% in 2020 and 30.3% in 2019.

Products & Services material costs decreased $14.9 million, or 18.0%, for the year ended December 31, 2020 compared to the same period in the prior year.  As a percent of net revenues in the Products & Services segment, material costs were 40.1% in the year ended December 31, 2020 as compared to 43.1% in the same period 2019.  The decrease in material costs as a percentage of segment net revenues was due to a change in business and product mix within the segment.

Personnel costs.  Personnel costs for the year ended December 31, 2020 were $351.2 million, a decrease of $21.0 million, or 5.7%, from $372.2 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Years Ended			Percent
	December 31,		Change	Change
(dollars in thousands)	2020	2019	2020 vs 2019	2020 vs 2019
Patient Care	$302,206	$319,633	$(17,427)	(5.5)%
Products & Services	48,985	52,592	(3,607)	(6.9)%
Personnel costs	$351,191	$372,225	$(21,034)	(5.7)%

Personnel costs for the Patient Care segment were $302.2 million for the year ended December 31, 2020, a decrease of $17.4 million, or 5.5%, from $319.6 million for the same period in the prior year.  The decrease in Patient Care personnel costs during the year was primarily due to a decrease in salary expense of $21.5 million due to cost mitigation efforts implemented as a result of the COVID-19 pandemic, and decreases in benefits costs of $1.5 million due to reduced claims experience, payroll taxes of $0.9 million, and commissions by $0.7 million, offset by increases in incentive compensation and other personnel costs of $6.1 million and severance costs of $1.1 million compared to the same period in the prior year.

Personnel costs in the Products & Services segment were $49.0 million for the year ended December 31, 2020, a decrease of $3.6 million, or 6.9% compared to the same period in the prior year.  Salary expense decreased $3.2 million due to cost mitigation efforts as a result of the COVID-19 pandemic, and bonus, commissions, and other personnel costs decreased $0.4 million for the year ended December 31, 2020 compared to the same period in the prior year.

Other operating costs.  Other operating costs for the year ended December 31, 2020 were $99.9 million, a decrease of $35.1 million, or 26.0%, from $134.9 million for the same period in the prior year.  Other expenses decreased by $26.3 million due to the benefit associated with the recognition of $24.0 million in proceeds from Grants under the CARES Act included in Other operating costs, as discussed in the “Effects of the COVID-19 Pandemic” section, and an approximate $1.9 million gain on the sale of property.  Travel and other expenses decreased $11.8 million due to cost mitigation efforts as a result of the COVID-19 pandemic, and bad debt expense decreased $0.8 million.  The decreases are offset by a $3.8 million increase in rent expense from new, renewed, and acquired leases as compared to the same period in the prior year.

General and administrative expenses.  General and administrative expenses for the year ended December 31, 2020 were $118.8 million, an increase of $0.7 million, or 0.6%, from $118.1 million for the same period in the prior year.  This was primarily the result of an increase in share-based compensation of $4.4 million, due to the modification recognized in the second quarter of certain equity awards granted in 2017, and from an increase of $1.4 million in incentive compensation and benefits costs, $2.4 million of qualified disaster relief payments to employees, and additional severance costs of $1.9 million, offset by decreases in salary expense of $6.2 million, as well as a decrease in travel and other expenses of $3.2 million.

Professional accounting and legal fees.  Professional accounting and legal fees for the year ended December 31, 2020 were $9.2 million, a decrease of $4.5 million from $13.7 million for the same period in the prior year primarily due to targeted efforts to remediate material weaknesses in our internal controls over financial reporting that occurred during the year ended December 31, 2019 that did not recur in the same period of 2020.

Depreciation and amortization.  Depreciation and amortization for the year ended December 31, 2020 was $34.8 million, a decrease of $1.1 million, or 3.0%, from the same period in the prior year.  Depreciation expense decreased $2.5 million and amortization expense increased $1.4 million when compared to the same period in the prior year.

Interest expense, net.  Interest expense for the year ended December 31, 2020 was $32.4 million, a decrease of $1.8 million, or 5.3%, from $34.3 million for the same period in the prior year.

Provision for income taxes.  The provision for income taxes for the year ended December 31, 2020 was $0.6 million, or 1.6% of income before taxes, compared to a provision of $3.0 million, or 9.7% of income before taxes for the year ended December 31, 2019.  The effective tax rate in 2020 consisted principally of the 21% federal statutory tax rate and non-deductible expenses, offset by research and development tax credits and the net tax benefit of the loss carryback claim granted under the CARES Act.  The decrease in the effective tax rate for the year ended December 31, 2020 compared with the year ended December 31, 2019 is primarily attributable to the recognition of research and development tax credits for the current and prior years and the tax benefit resulting from the loss carryback provisions granted under the CARES Act.

For the year ended December 31, 2020, we completed a formal study to identify qualifying research and development expenses resulting in the recognition of tax benefits of $2.2 million, net of tax reserves, related to the current year and $6.1 million, net of tax reserves, related to prior years.  We recorded the tax benefit, before tax reserves, as a deferred tax asset.

The CARES Act, which was enacted on March 27, 2020, included changes to certain tax laws related to the deductibility of interest expense and depreciation, as well as the provision to carryback net operating losses to five preceding years.  Accounting Standards Codification (“ASC”) 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted.  As a result of the CARES Act provisions, for the year ended December 31, 2020 we recognized a tax benefit of $4.0 million resulting from the loss carryback claim to a prior period with a higher statutory rate, which also decreased our current income taxes payable by $17.2 million as of December 31, 2020.

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

Net income.  Our net income for year ended December 31, 2020 was $38.2 million as compared to net income of $27.5 million for year ended December 31, 2019.

Results of Operations - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For the years ended December 31, 2019 and 2018, our consolidated results of operations were as follows:

	For the Years Ended		Percent (1)
	December 31,		Change
(dollars in thousands)	2019	2018	2019 v 2018
Net revenues	$1,098,046	$1,048,760	4.7%
Material costs	357,771	338,017	5.8%
Personnel costs	372,225	364,089	2.2%
Other operating costs	134,943	123,902	8.9%
General and administrative expenses	118,065	109,552	7.8%
Professional accounting and legal fees	13,689	16,915	(19.1)%
Depreciation and amortization	35,925	36,455	(1.5)%
Impairment of intangible assets	—	183	(100.0)%
Operating expenses	1,032,618	989,113	4.4%
Income from operations	65,428	59,647	9.7%
Interest expense, net	34,258	37,566	(8.8)%
Loss on extinguishment of debt	—	16,998	(100.0)%
Non-service defined benefit plan expense	691	703	(1.7)%
Income before income taxes	30,479	4,380	595.9%
Provision for income taxes	2,954	5,238	(43.6)%
Net income (loss)	$27,525	$(858)	NM

(1)	NM - Not meaningful

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

Due to the substantial amount we historically incurred for professional accounting and legal services, we separately disclose these expenses within operating expenses. In connection with our efforts to restate our prior financial statements, remediate our material weaknesses, regain our timely filing status, and undertake related activities, we have incurred third party professional fees in excess of the amounts we estimate that we would have otherwise incurred.

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

Net revenues. Net revenues for the year ended December 31, 2019 were $1,098.0 million, an increase of $49.3 million, or 4.7%, from $1,048.8 million for the year ended December 31, 2018. Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Years Ended			Percent
	December 31,		Change	Change
(dollars in thousands)	2019	2018	2019 vs 2018	2019 vs 2018
Patient Care	$905,691	$857,382	$48,309	5.6%
Products & Services	192,355	191,378	977	0.5%
Net revenues	$1,098,046	$1,048,760	$49,286	4.7%

Patient Care net revenue for the year ended December 31, 2019 was $905.7 million, an increase of $48.3 million, or 5.6%, from $857.4 million for the same period in the prior year. Net revenues from acquired clinics, inclusive of consolidations, was $28.9 million. Same clinic revenues increased $18.1 million for the year ended December 31, 2019 compared to the same period in the prior year, reflecting an increase in same clinic revenues of 2.1% on a per-day basis. Patient care revenues from other services contributed to $1.3 million in growth.

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

Material costs. Material costs for the year ended December 31, 2019 were $357.8 million, an increase of $19.8 million, or 5.8%, from $338.0 million for the same period in the prior year. Total material costs as a percentage of net revenue increased to 32.6% in 2019 from 32.2% in 2018 due primarily to changes in our Patient Care segment business mix. Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Years Ended			Percent
	December 31,		Change	Change
(dollars in thousands)	2019	2018	2019 vs 2018	2019 vs 2018
Patient Care	$274,801	$258,201	$16,600	6.4%
Products & Services	82,970	79,816	3,154	4.0%
Material costs	$357,771	$338,017	$19,754	5.8%

Patient Care material costs increased $16.6 million, or 6.4%, for the year ended December 31, 2019 compared to the same period in the prior year as a result of acquisitions. Patient Care material costs as a percent of segment net revenues was 30.3% in 2019 from 30.1% in 2018.

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

Personnel costs. Personnel costs for the year ended December 31, 2019 were $372.2 million, an increase of $8.1 million, or 2.2%, from $364.1 million for the same period in the prior year. Personnel costs by operating segment were as follows:

	For the Years Ended			Percent
	December 31,		Change	Change
(dollars in thousands)	2019	2018	2019 vs 2018	2019 vs 2018
Patient Care	$319,633	$312,736	$6,897	2.2%
Products & Services	52,592	51,353	1,239	2.4%
Personnel costs	$372,225	$364,089	$8,136	2.2%

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

At December 31, 2020, we had total liquidity of $239.4 million, which reflected an increase of $70.2 million, from the $169.2 million in liquidity we had as of December 31, 2019.  Our liquidity at December 31, 2020 was comprised of cash and cash equivalents of $144.6 million and $94.8 million in available borrowing capacity under our $100.0 million revolving credit facility.  This increase in liquidity primarily relates to an increase in cash of $70.2 million, comprised of net cash provided by operations of $155.6 million, which includes approximately $24.0 million in grants from the federal government under the CARES Act, partially offset by investing cash flows for capital expenditures of $28.1 million, cash paid for acquisitions, net of cash acquired, of $21.8 million, net cash used in financing activities of $39.5 million and proceeds from the sale of property, plant and equipment of $3.9 million.  As of December 31, 2020, we have repaid in full all $79.0 million in borrowings made during the year under our revolving credit facility.

Our Credit Agreement contains customary representations and warranties, as well as financial covenants, including that we maintain compliance with certain leverage and interest coverage ratios.  If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds under our revolving credit facility.  Due to the additional borrowings under our revolving credit facility in March 2020, which were repaid in full during the third quarter of 2020, and in anticipation of the potential economic impact of the COVID-19 pandemic, we entered into an amendment to the Credit Agreement that provided for, among other things, increases in the allowable level of indebtedness we may carry relative to our earnings, changes in the definition of EBITDA used to compute certain financial ratios, certain restrictions regarding investments and payments we may make until the completion of the first quarter of 2021 and increases in the interest costs associated with borrowings under our revolving credit facility.  We were in compliance with our debt covenants as of December 31, 2020.

For additional discussion, please refer to the Liquidity Outlook section below.

Working Capital and Days Sales Outstanding

As of December 31, 2020, we had working capital of $129.3 million compared to working capital of $107.2 million as of December 31, 2019.  Our working capital increased $22.0 million in 2020 when compared to 2019 due to an increase in current assets of $59.2 million, partially offset by an increase in current liabilities of $37.2 million.

The increase in current assets was primarily attributable to an increase in Cash and cash equivalents of $70.2 million discussed in the “Liquidity” section above, an increase in Income taxes receivable of $12.9 million, which relates to income tax relief under the CARES Act, and an increase in Inventories of $8.2 million.  The increases were offset by decreases in Accounts receivable, net of $30.8 million, discussed further below, and Other current assets of $1.3 million.

The increase in current liabilities was primarily attributable to an increase of $16.6 million in Accounts payable, $11.5 million in Accrued compensation related costs attributable to current year increases in incentive compensation, severance, accrued vacation liabilities and approximately $5.9 million in the current portion of deferred payroll tax liabilities under the CARES Act. These increases were partially offset by the payment of $34.2 million in annual incentive compensation and the employer 401(k) matching contribution made during the first quarter of 2020, and $7.0 million in Accrued expenses and other current liabilities.  The majority of the change in Accrued expenses and other current liabilities relates to changes in the fair value of our interest rate swap of $4.2 million and increases in patient prepayments and deposits of $3.0 million.  The increase also reflects $1.3 million in the Current portion of long-term debt and $0.7 million in the Current portion of operating lease liabilities.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90 day rolling period of net revenue.  This computation can provide a relative measure of the effectiveness of our billing and collections activities.  Clinics acquired during the past 90-day period are excluded from the calculation.  As of December 31, 2020, our DSO was 42 days, as compared to 48 days and 46 days as of December 31, 2019 and 2018, respectively.  We believe that one-time administrative billing changes and the impact of implementing our patient management and electronic health system in certain of our largest operating regions contributed to collection delays impacting our comparative prior year DSO as of December 31, 2019 by approximately four days.  The remainder of the reduction is attributable to improved collections experience due to the targeted efforts of our centralized revenue cycle management function.

Sources and Uses of Cash in the Year Ended December 31, 2020 Compared to December 31, 2019

Cash flows provided by operating activities increased $96.7 million to an inflow of $155.6 million for the year ended December 31, 2020 from an inflow of $58.8 million for year ended December 31, 2019.  The most significant increase in cash provided by operating activities was due to a $46.7 million increase in cash provided by Accounts receivable, net which is largely attributable to improvements in our collection activities, consistent with the decrease in DSO to 42 days as of December 31, 2020, compared to a DSO of 48 days as December 31, 2019.  In addition, cash flows from operating activities benefited from an increase in Accounts payable of $21.4 million, as well as higher Net income of approximately $10.7 million, which includes $24.0 million in grants received under the CARES Act, and Share-based compensation expense of $5.0 million. The remainder of the increase in net cash inflows provided by operating activities related to income taxes of $5.7 million, primarily due to the temporary relief provided under the CARES Act, and favorable changes in working capital in Other liabilities, Accrued compensation related costs, Accrued expenses and other current liabilities, and Other current assets and other assets of $15.7 million.  The increases in Accrued compensation related costs and Other liabilities include $11.8 million in deferred payroll tax liabilities associated with the CARES Act.  These increases in cash flows provided by operating activities were partially offset by increases in Inventories of $7.8 million, which partially relates to inventories from O&P clinics acquired during the year.

We believe the favorable working capital trends experienced during 2020 to be largely temporary, as they related primarily to a reduction in the amount of our required working capital resulting from decreases in our business volumes associated with the onset of the COVID-19 pandemic, and, to a lesser extent, our temporary actions to further reduce our net working capital through reductions in accounts receivable and negotiated changes in payment terms.  Excluding cash, income taxes receivable and the current portion of our long-term debt, our net investment in working capital decreased by $59.7 million during 2020.   This decrease contributed to an increase in our reported operating cash flow and cash balances during the course of the year.   As such, our reported operating cash flow was not indicative of what could reasonably be expected during a normal year of operation.

Given these factors, we are unlikely to experience similar favorable contributions to operating cash flow from working capital improvements in 2021.  Further, as the COVID-19 pandemic subsides and our business volumes return to more normal levels, we anticipate the favorable working capital trends observed throughout 2020 to reverse in the form of increases to our accounts receivable, inventory, and cash paid to vendors as our credit terms return to previous arrangements, as well as further reductions as other temporary working capital benefits subside.  For these reasons, and the reasons discussed in the “Liquidity Outlook” section below, we currently believe that we will experience a net consumption of cash during at least the next six month period.

Cash flows used in investing activities decreased $21.3 million to $45.9 million for the year ended December 31, 2020 from $67.2 million for the year ended December 31, 2019.  The decrease in cash used in investing activities was primarily due to lower cash outflows of $14.8 million for acquisitions, net of cash acquired, as approximately $22.0 million of the purchase price for acquisitions closed in 2020 is included as cash used in financing activities, and lower capital expenditures of $5.0 million during the year ended December 31, 2020, partially offset by $1.3 million more in proceeds from the sale of property, plant and equipment.

Cash flows used in financing activities increased $27.1 million to $39.5 million for the year ended December 31, 2020 from cash flows used in financing activities of $12.4 million for the year ended December 31, 2019.   This increase in cash used in financing activities was primarily due to higher cash outflows of $21.6 million related to payments on sellers notes and additional consideration, of which $22.0 million relates to acquisitions that closed in 2020, $3.2 million of employee taxes on stock-based compensation, and $0.8 million in payments under vendor financing arrangements that occurred solely in 2020.

Capital Expenditures and Deferred Cloud Implementation Expenditures

During 2020, we expended a combined total of $28.1 million for the purchase of property, plant, and equipment, and the purchase of therapeutic program equipment.  Our capital expenditures relate primarily to our investment in leasehold and other machinery and equipment for our patient care clinics, for equipment we use in providing therapeutic solutions, as well as for the purchase or development of information technology assets that support our businesses and corporate activities.  During 2021, we anticipate that we will incur an increase in capital expenditures, and in deferred cloud implementation expenditures, in connection with our planned reconfiguration of distribution facilities and our related implementation of supply chain and financial systems.  In 2021, due to these projects, we currently estimate that our capital expenditures will increase to approximately $35 million.  Of this amount, we estimate that approximately $8 million to $9 million will relate to our distribution and fabrication facility leasehold and equipment expenditures.  In addition to this capital expenditure amount, we estimate that we will incur $4 million to $6 million in incremental expenditures related to the implementation of cloud-based supply chain and financial systems that will be deferred in accordance with ASU 2018-15 and will be included in future expense over the periods of operation of these systems.  These expenditures are anticipated to be separate from and additional to the operating expenses discussed in “New Systems Implementations” section above.  We currently expect similar levels of expenditures related to our supply chain and financial systems implementations through 2022.

Effect of Indebtedness

On March 6, 2018, we entered into a new Credit Agreement in order to refinance our indebtedness, as disclosed in Note M - “Debt and Other Obligations,” in the notes to the consolidated financial statements contained elsewhere in this report.  Our indebtedness bears reduced rates of interest compared with those under our prior agreement, and as such, for the year ended December 31, 2020, we incurred interest expense of $32.4 million compared with the $34.3 million incurred in 2019 and the $37.6 million incurred in 2018.  Cash paid for interest totaled $28.4 million, $29.2 million, and $31.3 million for the years ended December 31, 2020, 2019, and 2018 respectively.

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

Scheduled maturities of debt as of December 31, 2020 were as follows (in thousands):

(in thousands)
2021	$10,368
2022	8,868
2023	8,434
2024	7,734
2025	472,820
Thereafter	2,268
Total debt before unamortized discount and debt issuance costs, net	510,492
Unamortized discount and debt issuance costs, net	(7,395)
Total debt	$503,097

Liquidity Outlook and Going Concern Evaluation

Our Credit Agreement has a term loan facility with $491.1 million in principal outstanding at December 31, 2020, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505 million, commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025, and a revolving credit facility with no borrowings and a maximum aggregate amount of availability of $100 million at June 30, 2018 that matures in March 2023.  We chose to borrow $79.0 million from our revolving credit facility in March 2020 to preserve access to these funds in the event of further instability in financial markets due to the COVID-19 pandemic, all of which has been repaid as of December 31, 2020.

Historically, our primary sources of liquidity are cash and cash equivalents, and available borrowings under our revolving credit facility.  Due to the economic and social activity impacts outlined in the “Effects of the COVID-19 Pandemic” section above, we expect the continuing disruption to have an adverse impact on our operations, financial condition, and results of operations.  While we believe the business disruption will be temporary, we cannot predict the extent or duration of the COVID-19 pandemic, when state and local restrictions will be lifted, the impact of increasing viral infections, or when patients will resume their normal healthcare treatment activities.  In response to the expected decline in cash flows from operations, in March 2020, we implemented certain cost mitigation and liquidity management strategies including, but not limited to, reductions in componentry purchases, salary reductions for all exempt employees, the furloughing of certain employees, reductions in non-exempt employee hours, reductions in bonus and commission expenses, the temporary reduction in operating hours and days of clinics, reducing other operating expenses, deferring the implementation of our New Systems Implementations, temporarily delaying our acquisition of O&P providers, and extending the payment terms for certain vendors.  These measures were taken in an effort to preserve liquidity in a manner sufficient to provide for our ability to respond to the adverse cash flow pressures likely to be caused by the COVID-19 pandemic.  While some of our cost mitigation and liquidity strategies remain in place, as of the start of the fourth quarter, we fully reinstated the salary reductions for exempt employees and eliminated all but a small number of employee furloughs.  Further, we recommenced our acquisitions of O&P providers in the fourth quarter of 2020.  Please refer to the “Effects of the COVID-19 Pandemic” section above for our current estimates of the amounts of operating and capital expenditure reductions provided through our cost mitigation and liquidity management measures.

In connection with an acquisition we completed in April 2020, we paid $18.4 million in short term seller notes and $3.6 million in liabilities incurred in the transaction in October 2020.  Additionally, as discussed above, the favorable working capital trends we experienced throughout 2020 are largely temporary.  As our business volumes return to more normal levels, we will experience a consumption of cash associated with the funding of accounts receivable and componentry inventories associated with those increases in revenue.  In addition to these amounts, we anticipate other uses of cash to fund the reduction of increases in accrued compensation associated with employee bonus, commissions, and payroll taxes.

While we currently do not anticipate the need to do so, if the COVID-19 pandemic causes adverse cash flow and liquidity trends greater than those we currently expect and have planned for, we may find it necessary to seek additional borrowings to fund our operations.  If we were to do so, given current credit market conditions, we may find that such additional borrowings are not available at that time, and if they are available, that the interest costs of such borrowings and effects on the costs of our existing borrowings could be significantly higher than the costs we currently pay under our existing Credit Agreement.  Additionally, while we do not currently have the need or intention to do so, if necessary, we may extend our accounts payable and payment of other obligations to address any such funding shortage.  While we cannot forecast with certainty the ultimate extent of the impacts from or the duration of the COVID-19 pandemic, we believe that our operating expense and capital project reductions, when accompanied by additional cash sources, cost mitigation and liquidity management strategies, will enable us to maintain positive liquidity for the foreseeable future.

CARES Act

The CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $178.0 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities and Medicare- and Medicaid- enrolled suppliers and institutional providers.  The purpose of these funds is to reimburse providers for lost revenue and health-care related expenses that are attributable to the COVID-19 pandemic.  In April 2020, the U.S. Department of Health and Human Services (“HHS”) began making payments to healthcare providers from the $178.0 billion appropriation.  These are payments, rather than loans, to healthcare providers, and will not need to be repaid.

During 2020, we recognized a total benefit of $24.0 million in our consolidated statement of operations within Other operating costs for the Grants from HHS.  We recognize income related to grants on a systematic and rational basis when it becomes probable that we have complied with the terms and conditions of the grant and in the period in which the corresponding costs or income related to the grant are recognized.  We recognized the benefit from the Grants within Other operating costs in our Patient Care segment.

The CARES Act also provides for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020.  The provisions allow us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022.  We deferred $11.8 million of payroll taxes within Accrued compensation related costs and Other liabilities, of which $5.9 million is included in Accrued compensation related costs, in the consolidated balance sheet as of December 31, 2020.

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

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2020 for each of the indicated periods:

(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Debt principal payments	$10,368	$8,868	$8,434	$7,734	$472,820	$2,268	$510,492
Lease obligations (1)	42,665	37,296	27,491	17,490	10,754	35,219	170,915
Interest payments on debt	26,458	25,994	25,112	20,555	2,976	—	101,095
Other long-term obligations	17,222	9,234	7,377	4,483	3,285	10,736	52,337
Total contractual cash obligations	$96,713	$81,392	$68,414	$50,262	$489,835	$48,223	$834,839

(1)	Lease obligations include Operating and Finance leases included in the consolidated balance sheet as of December 31, 2020, and in addition, payments for lease obligations under lease agreements that have not commenced and, as such, are not reflected in the consolidated balance sheet as of December 31, 2020.

Dividends

It is our policy to not pay cash dividends on our common stock, and, given our capital needs, we currently do not foresee a change in this policy.  Our Credit Agreement limits our ability to pay dividends, and we currently anticipate that these restrictions will continue to exist in future agreements that we may enter.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our future financial results are subject to a variety of risks, including interest rate risk.  As of December 31, 2020, the interest expense arising from the $491.1 million of outstanding borrowings under both our term loan facility under our Credit Agreement and our revolving credit facility under our Credit Agreement was subject to variable interest rates, partially offset by interest income subject to variable interest rates generated from our $144.6 million of cash equivalents as of that date.  As of December 31, 2020, we had $19.4 million of fixed rate debt which included subordinated Seller notes and the deferred payment obligation, and financing leases.  As of December 31, 2020, there were no borrowings under our revolving credit facility.

Set forth below is an analysis of our financial instruments as of December 31, 2020 that were sensitive to changes in interest rates.  The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the revolving and term loan facilities and the interest rate swap, calculated for an instantaneous shift in interest rates, plus or minus 50 BPS, 100 BPS, and 150 BPS.  As of December 31, 2020, the interest rate on the term loan facilities was 3.65% based on a LIBOR rate of 0.15%, with an interest rate floor of 0%, and an applicable margin of 3.50%.

	Annual Interest Expense Given an			No Change in	Annual Interest Expense Given an
Cash Flow Risk	Interest Rate Decrease of X Basis Points			Interest Rates	Interest Rate Increase of X Basis Points
(in thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan and Revolver and Swap	25,499	25,499	25,499	25,781	26,737	27,692	28,648

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Hanger, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hanger, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hanger, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Payor Disallowances

As described in Notes A and D to the consolidated financial statements, the Company’s estimate of implicit price concessions related to payor disallowances was $39.3 million as of December 31, 2020. The estimate for payor disallowances utilizes the expected value method by considering historical collection experience by each of the Medicare and non-Medicare primary payor class groupings. For each payor class grouping, liquidation analyses of historical period-end receivable balances are performed by management to ascertain collections experience by aging category. In the absence of an evident adverse trend, management uses historical experience rates calculated using an average of four quarters of data with at least twelve months of adjudication. Management will modify the time periods analyzed when significant trends indicate that adjustments should be made.

The principal considerations for our determination that performing procedures relating to payor disallowances is a critical audit matter are the significant judgment by management to determine the estimate of payor disallowances. This in turn led to a high degree of auditor effort in performing procedures and evaluating audit evidence relating to management’s estimate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimated payor disallowances, including controls over the completeness and accuracy of the underlying data. These procedures also included, among others, testing management’s process for determining the estimate of payor disallowances. Testing management’s process included evaluating the appropriateness of the expected value method; evaluating the reasonableness of the time periods analyzed by management to develop the estimate and evaluating the reasonableness of payor class groupings; and testing the completeness and accuracy of the accounts receivable balance, aging of accounts receivable balance by payor class groupings and the historical collection experience.

/s/PricewaterhouseCoopers LLP

Austin, Texas

March 1, 2021

We have served as the Company’s auditor since 1987.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$144,602	$74,419
Accounts receivable, net	128,596	159,359
Inventories	76,429	68,204
Income taxes receivable	12,888	—
Other current assets	12,357	13,673
Total current assets	374,872	315,655
Non-current assets:
Property, plant, and equipment, net	84,873	84,057
Goodwill	277,223	232,244
Other intangible assets, net	18,431	17,952
Deferred income taxes	54,877	70,481
Operating lease right-of-use assets	124,741	110,559
Other assets	15,734	11,305
Total assets	$950,751	$842,253
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,085	$8,752
Accounts payable	65,091	48,477
Accrued expenses and other current liabilities	62,861	55,825
Accrued compensation related costs	72,541	61,010
Current portion of operating lease liabilities	35,002	34,342
Total current liabilities	245,580	208,406

Long-term liabilities:
Long-term debt, less current portion	493,012	490,121
Operating lease liabilities	104,589	88,418
Other liabilities	56,593	45,804
Total liabilities	899,774	832,749
Commitments and contingent liabilities (Note R)
Shareholder’s equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 38,321,796 shares issued and 38,178,975 shares outstanding at 2020, and 37,602,873 shares issued and 37,460,052 shares outstanding at 2019, respectively	383	376
Additional paid-in capital	365,503	354,326
Accumulated other comprehensive loss	(20,215)	(12,551)
Accumulated deficit	(293,998)	(331,951)
Treasury stock, at cost; 142,821 shares at 2020 and 2019, respectively	(696)	(696)
Total shareholder’s equity	50,977	9,504
Total liabilities and shareholders’ equity	$950,751	$842,253

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Net revenues	$1,001,150	$1,098,046	$1,048,760
Material costs	315,410	357,771	338,017
Personnel costs	351,191	372,225	364,089
Other operating costs	99,854	134,943	123,902
General and administrative expenses	118,764	118,065	109,552
Professional accounting and legal fees	9,177	13,689	16,915
Depreciation and amortization	34,847	35,925	36,455
Impairment of intangible assets	—	—	183
Income from operations	71,907	65,428	59,647
Interest expense, net	32,445	34,258	37,566
Loss on extinguishment of debt	—	—	16,998
Non-service defined benefit plan expense	632	691	703
Income before income taxes	38,830	30,479	4,380
Provision for income taxes	638	2,954	5,238
Net income (loss)	$38,192	$27,525	$(858)

Basic and Diluted Per Common Share Data:
Basic income (loss) per share	$1.01	$0.74	$(0.02)
Weighted average shares used to compute basic earnings per common share	37,948,796	37,267,188	36,764,551
Diluted income (loss) per share	$0.99	$0.72	$(0.02)
Weighted average shares used to compute diluted earnings per common share	38,598,330	38,064,617	36,764,551

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income (loss)	$38,192	$27,525	$(858)

Other comprehensive loss:
Unrealized loss on cash flow hedges, net of tax benefit of ($2,103), ($2,278), and ($922), respectively	$(6,634)	$(7,201)	$(2,936)
Unrealized (loss) gain on defined benefit plan, net of tax (benefit) provision of ($326), ($259), and $142, respectively	(1,030)	(819)	454
Total other comprehensive loss	(7,664)	(8,020)	(2,482)
Comprehensive income (loss)	$30,528	$19,505	$(3,340)

The accompanying notes are an integral part of these consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three Years Ended December 31, 2020

(dollars and share amounts in thousands)

				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Accumulated	Treasury
	Shares, Balance	Stock, Par Value	Capital	Loss	Deficit	Stock	Total
Balance, December 31, 2017	36,372	$365	$333,738	$(1,686)	$(359,772)	$(696)	$(28,051)
Cumulative effect of a change in accounting for revenue recognition	—	—	—	—	(756)	—	(756)
Balance, January 1, 2018	36,372	$365	$333,738	$(1,686)	$(360,528)	$(696)	$(28,807)
Net loss	—	—	—	—	(858)	—	(858)
Share-based compensation expense	—	—	13,065	—	—	—	13,065
Issuance in connection with the exercise of stock options	5	—	64	—	—	—	64
Issuance of common stock upon vesting of restricted stock units	544	6	(6)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(2,906)	—	—	—	(2,906)
Reclassification of certain tax effects from accumulated other comprehensive loss	—	—	—	(363)	363	—	—
Total other comprehensive loss	—	—	—	(2,482)	—	—	(2,482)
Balance, December 31, 2018	36,921	$371	$343,955	$(4,531)	$(361,023)	$(696)	$(21,924)
Cumulative effect of a change in accounting for leases (Note A)	—	—	—	—	1,547	—	1,547
Balance, January 1, 2019	36,921	$371	$343,955	$(4,531)	$(359,476)	$(696)	$(20,377)
Net income	—	—	—	—	27,525	—	27,525
Share- based compensation expense	—	—	13,414	—	—	—	13,414
Issuance in connection with the exercise of stock options	104	1	1,098	—	—	—	1,099
Issuance of common stock upon vesting of restricted stock units	435	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(4,137)	—	—	—	(4,137)
Total other comprehensive loss	—	—	—	(8,020)	—	—	(8,020)
Balance, December 31, 2019	37,460	$376	$354,326	$(12,551)	$(331,951)	$(696)	$9,504
Cumulative effect of a change in accounting for credit losses	—	—	—	—	(239)	—	(239)
Balance, January 1, 2020	37,460	$376	$354,326	$(12,551)	$(332,190)	$(696)	$9,265
Net income	—	—	—	—	38,192	—	38,192
Share-based compensation expense	—	—	18,448	—	—	—	18,448
Issuance in connection with the exercise of stock options	7	—	92	—	—	—	92
Issuance of common stock upon vesting of restricted stock units	712	7	(7)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(7,356)	—	—	—	(7,356)
Total other comprehensive loss	—	—	—	(7,664)	—	—	(7,664)
Balance, December 31, 2020	38,179	$383	$365,503	$(20,215)	$(293,998)	$(696)	$50,977

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows provided by operating activities:
Net income (loss)	$38,192	$27,525	$(858)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	34,847	35,925	36,455
Provision (benefit) for doubtful accounts	295	1,131	(733)
Impairment of intangible assets	—	—	183
Share-based compensation expense	18,448	13,414	13,065
Deferred income taxes	17,432	(3,226)	3,452
Amortization of debt discounts and issuance costs	2,085	1,623	2,837
Loss on extinguishment of debt	—	—	16,998
Gain on sale and disposal of fixed assets	(3,134)	(1,614)	(2,713)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	34,378	(12,329)	3,238
Inventories	(6,258)	1,568	1,750
Other current assets and other assets	(628)	(2,611)	4,459
Income taxes receivable	(13,757)	1,248	12,700
Accounts payable	14,674	(6,725)	6,511
Accrued expenses and other current liabilities	217	(1,242)	(16,550)
Accrued compensation related costs	11,349	5,780	1,713
Other liabilities	4,778	(1,883)	(3,980)
Operating lease liabilities, net of amortization of right-of-use assets	2,649	262	—
Changes in operating assets and liabilities:	47,402	(15,932)	9,841
Net cash provided by operating activities	155,567	58,846	78,527
Cash flows used in investing activities:
Acquisitions, net of cash acquired	(21,801)	(36,585)	(1,978)
Purchase of property, plant, and equipment	(24,500)	(26,433)	(18,984)
Purchase of therapeutic program equipment leased to third parties under operating leases	(3,592)	(6,672)	(9,835)
Proceeds from sale of property, plant and equipment	3,890	2,598	4,237
Other investing activities, net	135	(66)	(598)
Net cash used in investing activities	(45,868)	(67,158)	(27,158)
Cash flows (used in) provided by financing activities:
Borrowings under revolving credit agreement	79,000	—	3,000
Repayments under revolving credit agreement	(79,000)	—	(8,000)
Payment of seller notes and additional consideration	(25,415)	(3,821)	(2,599)
Payment of employee taxes on stock-based compensation	(7,356)	(4,137)	(2,906)
Borrowings under term loan, net of discount	—	—	501,467
Repayment of term loan	(5,050)	(5,050)	(435,660)
Payments under vendor financing arrangements	(825)	—	—
Payment of financing lease obligations	(748)	(474)	(1,207)
Payment of debt issuance costs	(214)	—	(6,757)
Proceeds from exercise of options	92	1,099	64
Payment of debt extinguishment costs	—	—	(8,436)
Net cash (used in) provided by financing activities	(39,516)	(12,383)	38,966
Increase (decrease) in cash, cash equivalents and restricted cash	70,183	(20,695)	90,335
Cash, cash equivalents, and restricted cash, at beginning of period	74,419	95,114	4,779
Cash, cash equivalents, and restricted cash, at end of period	$144,602	$74,419	$95,114

	Years Ended December 31,
Reconciliation of Cash, Cash Equivalents, and Restricted Cash	2020	2019	2018
Cash and cash equivalents, at beginning of period	$74,419	$95,114	$1,508
Restricted cash, at beginning of period	—	—	3,271
Cash, cash equivalents, and restricted cash, at beginning of period	$74,419	$95,114	$4,779

Cash and cash equivalents, at end of period	$144,602	$74,419	$95,114
Restricted cash, at end of period	—	—	—
Cash, cash equivalents, and restricted cash, at end of period	$144,602	$74,419	$95,114

A reconciliation of the change in operating lease liabilities, net of amortization of right-of-use assets is as follows:

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Operating lease liabilities	$(37,343)	$(36,911)	$—
Amortization of right-of-use assets	39,992	37,173	—
Operating lease liabilities, net of amortization of right-of-use assets	$2,649	$262	$—

The supplemental disclosure requirements for the statements of cash flows are as follows:

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Cash paid during the period for:
Interest paid	$28,411	$29,192	$31,312
Income tax (refunds received) paid	(2,979)	5,100	(11,131)

Non-cash financing and investing activities:
Seller notes, deferred payment obligations and additional consideration related to acquisitions	31,579	7,885	1,120
Purchase of property, plant and equipment in accounts payable at period end	3,955	2,998	5,018
Purchase of property, plant and equipment through vendor financing	—	2,200	—
Additions to property, plant and equipment acquired through financing obligations	—	—	1,523
Retirements of financed property, plant and equipment and related financing obligations	—	—	4,460

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2020, 2019, and 2018

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 704 patient care clinics and 112 satellite locations in 46 states and the District of Columbia as of December 31, 2020.  On a regular basis, we have been opening, closing, and merging patient care locations and satellite locations.  During the year ended December 31, 2020, we have opened or acquired  59 and closed or consolidated 55 patient care locations.

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

Our products and services are sold with a 90-day labor and 180-day warranty for fabricated components.  Warranties are not considered a separate performance obligation.  We estimate warranties based on historical trends and include them in accrued expenses and other current liabilities in the consolidated balance sheet. The warranty liability was $2.2 million at December 31, 2020 and $2.5 million at December 31, 2019.

A portion of our O&P revenue comes from the provision of cranial devices.  In addition to delivering the cranial device, there are patient follow-up visits where we assist in treating the patient’s condition by adjusting or modifying the cranial device.  We conclude that, for these devices, there are two performance obligations and use the expected cost plus margin approach to estimate for the standalone selling price of each performance obligation.  The allocated portion associated with the patient’s receipt of the cranial device is recognized when the patient receives the device while the portion of revenue associated with the follow-up visits is initially recorded as deferred revenue.  On average, the cranial device follow-up visits occur less than 90 days after the patient receives the device and the deferred revenue is recognized on a straight-line basis over the period.

Medicare and Medicaid regulations and the various agreements we have with other third party payors, including commercial healthcare payors under which these contractual adjustments and payor disallowances are calculated, are complex and are subject to interpretation and adjustment and may include multiple reimbursement mechanisms for different types of services.  Therefore, the particular O&P devices and related services authorized and provided, and the related reimbursement, are subject to interpretation and adjustment that could result in payments that differ from our estimates.  Additionally, updated regulations and reimbursement schedules, and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.  As a result, there is a reasonable possibility that recorded estimates could change and any related adjustments will be recorded as adjustments to net revenue when they become known.

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

Other Operating Costs

Other operating costs reflect costs we incur in connection with our delivery of care through our clinics and other patient care operations or distribution of products and services.  Marketing costs, including advertising, are expensed as incurred and are presented within this financial statement caption. We incurred approximately $1.9 million, $3.8 million, and $3.8 million in advertising costs during the years ended December 31, 2020, 2019, and 2018, respectively.  Other costs include rent, utilities, and other occupancy costs, general office expenses, bad debt expense, and travel and clinical professional education costs, and exclude similar costs incurred in connection with general and administrative activities.

During 2020, we recognized a total benefit of $24.0 million in our consolidated statement of operations within Other operating costs for the grant proceeds we received under the CARES Act (“Grants”) from HHS. We recognize income related to grants on a systematic and rational basis when it becomes probable that we have complied with the terms and conditions of the grant and in the period in which the corresponding costs or income related to the grant are recognized. We recognized the benefit from the Grants within Other operating costs in our Patient Care segment.

General and Administrative Expenses

General and administrative expenses reflect costs we incur in the management and administration of our businesses that are not directly related to the operation of our clinics or provision of products and services.  These include personnel costs and other operating costs supporting our general and administrative functions.  We incurred approximately $0.3 million, $0.9 million, and $1.5 million in advertising costs during the years ended December 31, 2020, 2019, and 2018, respectively.

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

Accounts Receivable, Net

Patient Care Segment

We establish allowances for accounts receivable to reduce the carrying value of such receivables to their estimated net realizable value.  The Patient Care segment’s accounts receivables are recorded net of unapplied cash and estimated implicit price concessions, such as payor disallowances and patient non-payments, as described in the revenue recognition accounting policy above.

Our estimates of payor disallowances utilize the expected value method by considering historical collection experience by each of the Medicare and non-Medicare primary payor class groupings.  For each payor class grouping, liquidation analyses of historical period end receivable balances are performed to ascertain collections experience by aging category.  In the absence of an evident adverse trend, we use historical experience rates calculated using an average of four quarters of data with at least twelve months of adjudication.  We will modify the time periods analyzed when significant trends indicate that adjustments should be made.

Estimates for patient non- payments are calculated utilizing historical collection experience of patient receivables, as well as current and future economic conditions. A liquidation analysis of historical period end receivable balances for patients is performed to ascertain collection experience by aging category over the same time horizons as payor disallowances.

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

Inventories

Inventories are valued at the lower of estimated cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Provisions have also been made to reduce the carrying value of inventories for excess, obsolete, or otherwise impaired inventory on hand at period end. The reserve for excess and obsolete inventory is $6.1 million and $7.6 million at December 31, 2020 and 2019, respectively.

Patient Care Segment

Substantially all of our Patient Care segment inventories are recorded through a periodic approach whereby inventory quantities are adjusted on the basis of a quarterly physical count. Segment inventories relate primarily to raw materials and work-in-process (“WIP”) at Hanger Clinics. Inventories at Hanger Clinics totaled $30.5 million and $29.4 million at December 31, 2020 and 2019, respectively, with WIP inventory representing $12.0 million and $10.2 million of the total inventory, respectively.

Raw materials consist of purchased parts, components, and supplies which are used in the assembly of O&P devices for delivery to patients.  In some cases, purchased parts and components are also sold directly to patients.  Raw materials are valued based on recent vendor invoices, reduced by estimated vendor rebates.  Such rebates are recognized as a reduction of cost of materials in the consolidated statements of operations when the related devices or components are delivered to the patient.  Approximately 77% and 74% of raw materials at December 31, 2020 and 2019, respectively, were purchased from our Products & Services segment.  Raw material inventory was $18.4 million and $19.2 million at December 31, 2020 and 2019, respectively.

WIP consists of devices which are in the process of assembly at our clinics or fabrication centers.  WIP quantities were determined by the physical count of patient orders at the end of every quarter of 2020 and 2019 while the related stage of completion of each order was established by clinic personnel.  We do not have an inventory costing system and as a result, the identified WIP quantities were valued on the basis of estimated raw materials, labor, and overhead costs.  To estimate such costs, we develop bills of materials for certain categories of devices that we assemble and deliver to patients.  Within each bill of material, we estimate (i) the typical types of component parts necessary to assemble each device; (ii) the points in the assembly process when such component parts are added; (iii) the estimated cost of such parts based on historical purchasing data; (iv) the estimated labor costs incurred at each stage of assembly; and (v) the estimated overhead costs applicable to the device.

Products & Services Segment

Our Product & Service segment inventories consist primarily of finished goods at its distribution centers as well as raw materials at fabrication facilities, and totaled $45.9 million and $38.8 million as of December 31, 2020 and 2019, respectively.  Finished goods include products that are available for sale to third party customers as well as to our Patient Care segment as described above.  Such inventories were determined on the basis of perpetual records and a physical count at year end.  Inventories in connection with therapeutic services are valued at a weighted average cost.

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

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter party in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  In accordance with ASC 815, “Derivatives and Hedging,” we record all derivatives in the consolidated balance sheets as either assets or liabilities measured at fair value.  The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive loss net of tax and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the years ended December 31, 2020 and 2019, such derivatives were used to hedge certain variable cash flows associated with existing variable-rate debt.

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

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting.  Acquisition consideration typically includes cash payments, the issuance of Seller Notes and in certain instances contingent consideration with payment terms based on the achievement of certain targets of the acquired business.  Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition inclusive of identifiable intangible assets.  The estimated fair value of identifiable assets and liabilities, including intangibles, are based on valuations that use information and assumptions available to management.  We allocate any excess purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. We allocate goodwill to our reporting units based on the reporting unit that is expected to benefit from the acquired goodwill. Significant management judgments and assumptions are required in determining the fair value of assets acquired and liabilities assumed, particularly acquired intangible assets, including estimated useful lives.  The valuation of purchased intangible assets is based upon estimates of the future performance and discounted cash flows of the acquired business.  Each asset acquired or liability assumed is measured at estimated fair value from the perspective of a market participant.  Subsequent changes in the estimated fair value of contingent consideration are recognized as general and administrative expenses within the consolidated statements of operations.

Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of the purchase price over the estimated fair value of net identifiable assets acquired and liabilities assumed from purchased businesses.  We assess goodwill for impairment annually during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We have the option to first assess qualitative factors for a reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test.  If we choose to bypass this qualitative assessment or alternatively determine that a quantitative goodwill impairment test is required, our annual goodwill impairment test is performed by comparing the estimated fair value of a reporting unit with its carrying amount (including attributed goodwill).  We measure the fair value of the reporting units using a combination of income and market approaches.  Any impairment would be recognized by a charge to income from operations and a reduction in the carrying value of the goodwill.  As of October 1, 2020, we performed a quantitative assessment of the Patient Care reporting unit. The quantitative assessment did not result in the carrying value of the reporting unit exceeding its fair value.

We apply judgment in determining the fair value of our reporting units and the implied fair value of goodwill which is dependent on significant assumptions and estimates regarding expected future cash flows, terminal value, changes in working capital requirements, and discount rates.

We did not have any goodwill impairment during 2020, 2019, and 2018.  For the year ended December 31, 2018, we recorded impairments of our indefinite-lived trade name totaling $0.2 million. We did not have any indefinite-lived trade name impairment during 2020 and 2019. See Note H - “Goodwill and Other Intangible Assets” to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding this charge.

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

We are in a taxable income position in 2020 and are able to utilize net operating loss.  We have $4.6 million and $2.8 million of U.S. federal and $153.0 million and $136.9 million of state net operating loss carryforwards available at December 31, 2020 and 2019, respectively.  These carryforwards will be used to offset future income but may be limited by the change in ownership rules in Section 382 of the Internal Revenue Code.  These net operating loss carryforwards will expire in varying amounts through 2040.  We expect to generate income before taxes in future periods at a level that would allow for the full realization of the majority of our net deferred tax assets.  As of December 31, 2020 and 2019, we have recorded a valuation allowance of approximately $2.1 million related to various state jurisdictions.

Based on our assessment of all available positive and negative evidence, which is completed quarterly, on a taxing jurisdiction and legal entity basis, we determined that it was more likely than not that we would be able to realize the benefit of certain state deferred tax assets and released valuation allowances of $7.1 million against our state deferred tax assets during the fourth quarter of 2019. We considered a number of types of evidence, including the nature, frequency, and severity of current and cumulative financial reporting income and losses, sources of future taxable income, future reversals of existing taxable temporary differences, and prudent and feasible tax planning strategies, weighted by objectivity. Management decided to release this valuation allowance primarily because the legal entity involved has achieved twelve quarters of cumulative financial reporting income in 2019 and is forecasting future taxable income along with other types of favorable evidence mentioned above. The Company’s valuation allowance position in 2020 has not changed based on assessment of all available positive and negative evidence.

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

Interest Expense, Net

We record interest expense net of interest income. In our consolidated statements of operations, interest income was not material in the years ended December 31, 2020, 2019, and 2018.

Share-Based Compensation

We primarily issue restricted common stock units under one active share-based compensation plan. Shares of common stock issued under this plan are issued from our authorized and unissued shares.

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

CARES Act

The CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $178.0 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities and Medicare- and Medicaid- enrolled suppliers and institutional providers.  The purpose of these funds is to reimburse providers for lost revenue and health-care related expenses that are attributable to the COVID-19 pandemic.  In April 2020, the U.S. Department of Health and Human Services (“HHS”) began making payments to healthcare providers from the $178.0 billion appropriation.  These are grants, rather than loans, to healthcare providers, and will not need to be repaid.

During 2020, we recognized a total benefit of $24.0 million in our consolidated statement of operations within Other operating costs for the grant proceeds we received under the CARES Act (“Grants”) from HHS.  We recognize income related to grants on a systematic and rational basis when it becomes probable that we have complied with the terms and conditions of the grant and in the period in which the corresponding costs or income related to the grant are recognized.

The CARES Act also provides for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allow us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We deferred $11.8 million of payroll taxes within Accrued compensation related costs and Other liabilities in the consolidated balance sheet as of December 31, 2020.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During 2020 we adopted the following:

●	In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of this standard on January 1, 2020 resulted in a cumulative effect adjustment to accumulated deficit of $0.2 million.
●	In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. There was no material impact on our consolidated financial position, results of operations, or cash flows due to the adoption on January 1, 2020.
●	In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Among other provisions, this ASU removes the exception that limited the income tax benefit recognized in the interim period in cases when the year-to-date loss exceeds the anticipated loss for the year. Adoption of this standard is effective beginning January 1, 2021, but as early adoption is permitted, we have selected to adopt this standard effective January 1, 2020. There was no material impact on our consolidated financial position, results of operations, or cash flows due to the adoption.

During 2019 we adopted the following:

●	Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASC 842), and related clarifying standards, as of January 1, 2019, using the modified retrospective approach. This approach allows us to apply the standard as of the adoption date and record a cumulative-effect adjustment to the opening balance of accumulated deficit at January 1, 2019. The new lease standard requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases (with the exception of short-term leases, defined as leases with a term of 12 months or less) at the lease commencement date and recognize expenses on the consolidated statements of operations on a straight-line basis. The resulting cumulative effect recognized at adoption to accumulated deficit was $1.5 million, net of tax.

Recent Accounting Pronouncements, Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This ASU, effective beginning on March 12, 2020, provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform.  The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  We are currently evaluating the effects that the adoption of this guidance, and related clarifying standards, will have on our consolidated financial statements and the related disclosures.

Note B — Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units, and performance-based units calculated using the treasury stock method.  Total anti-dilutive shares excluded from the diluted earnings per share were 3,831 as of December 31, 2020, zero as of December 31, 2019, and 17,894 as of December 31, 2018.

Our Credit Agreement (as defined below) restricts the payment of dividends or other distributions to our shareholders by us or any of our subsidiaries.  See Note M - “Debt and Other Obligations” within these consolidated financial statements.

The reconciliation of the numerators and denominators used to calculate basic and diluted net income (loss) per share are as follows:

	For the Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net income (loss)	$38,192	$27,525	$(858)

Weighted average shares outstanding - basic	37,948,796	37,267,188	36,764,551
Effect of potentially dilutive restricted stock units and options(1)	649,534	797,429	—
Weighted average shares outstanding - diluted	38,598,330	38,064,617	36,764,551

Basic income (loss) per share	$1.01	$0.74	$(0.02)

Diluted income (loss) per share	$0.99	$0.72	$(0.02)

(1)	In accordance with ASC 260 - Earnings Per Share, during periods of a net loss, shares used to compute diluted per share amounts exclude potentially dilutive shares related to unvested restricted stock units and unexercised options. For the year ended December 31, 2018, potentially dilutive shares of 709,309 shares were excluded, as we were in a net loss position.

Note C — Revenue Recognition

Patient Care Segment

Revenue in our Patient Care segment is primarily derived from contracts with third party payors for the provision of O&P devices and is recognized upon the transfer of control of promised products or services to the patient at the time the patient receives the device.  At, or subsequent to delivery, we issue an invoice to the third party payor, which primarily consists of commercial insurance companies, Medicare, Medicaid, the VA, or Private Pay individuals.  We recognize revenue for the amounts we expect to receive from payors based on expected contractual reimbursement rates, which are net of estimated contractual discounts and implicit price concessions.  These revenue amounts are further revised as claims are adjudicated, which may result in additional disallowances.

The following table disaggregates revenue from contracts with customers in our Patient Care segment for the years ended December 31, 2020, 2019, and 2018:

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Patient Care Segment
Medicare	$268,226	$289,099	$273,833
Medicaid	135,134	143,438	132,938
Commercial Insurance / Managed Care (excluding Medicare and Medicaid Managed Care)	296,738	323,499	316,243
Veterans Administration	76,769	89,035	78,328
Private Pay	54,736	60,620	56,040
Total	$831,603	$905,691	$857,382

The impact to revenue related to prior period performance obligations was not material for the years ended December 31, 2020, 2019, and 2018.

Products & Services Segment

Revenue in our Products & Services segment is derived from the distribution of O&P components and from therapeutic solutions which includes the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.

The following table disaggregates revenue from contracts with customers in our Product & Services segment for the years ended December 31, 2020, 2019, and 2018:

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$124,045	$143,400	$135,995
Therapeutic solutions	45,502	48,955	55,383
Total	$169,547	$192,355	$191,378

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

As part of the new accounting standard discussed in Note A – “Organization and Summary of Significant Accounting Policies,” our expected loss methodology was developed using historical liquidation rates, current and future economic and market conditions, and a review of the current status of our patients and customers’ trade accounts receivable balances. We also grouped our receivables into similar risk pools to better measure the risks for each pool. After evaluating the risk for each pool, we determined that additional credit loss risk was immaterial for the Patient Care segment. For the Products & Services segment, an allowance for doubtful accounts is recorded, which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.” As of December 31, 2020, we have considered the current and future economic and market conditions resulting in an increase to the allowance for doubtful accounts by approximately $0.3 million since December 31, 2019.

Accounts receivable, net as of December 31, 2020 and 2019 is comprised of the following:

	As of December 31, 2020			As of December 31, 2019
		Products &			Products &
(in thousands)	Patient Care	Services	Consolidated	Patient Care	Services	Consolidated
Gross charges before estimates for implicit price concessions	$156,504	$21,300	$177,804	$202,132	$27,551	$229,683
Less estimates for implicit price concessions:
Payor disallowances	(39,343)	—	(39,343)	(58,094)	—	(58,094)
Patient non-payments	(7,042)	—	(7,042)	(9,589)	—	(9,589)
Accounts receivable, gross	110,119	21,300	131,419	134,449	27,551	162,000
Allowance for doubtful accounts	—	(2,823)	(2,823)	—	(2,641)	(2,641)
Accounts receivable, net	$110,119	$18,477	$128,596	$134,449	$24,910	$159,359

Approximately 46.8% and 50.1% of gross charges before estimates for payor disallowances and patient non-payments, is due from the Federal Government (Medicare, Medicaid, and the VA) at December 31, 2020 and 2019, respectively.

The following table summarizes activities by year for the allowance for doubtful accounts:

Allowance for
Doubtful
(in thousands)	Accounts
Balance at December 31, 2017	$14,065
Cumulative Effect of ASC 606	(9,894)
Additions	630
Reductions	(1,155)
Recoveries	(1,374)
Balance at December 31, 2018	2,272
Additions	1,877
Reductions	(762)
Recoveries	(746)
Balance at December 31, 2019	2,641
Additions	1,869
Reductions	(114)
Recoveries	(1,573)
Balance at December 31, 2020	$2,823

The following tables represent gross charges before estimates for payor disallowances and patient non-payments, by major payor classification and by aging categories reduced by implicit price concessions and allowance for doubtful accounts to accounts receivable, net as of December 31, 2020 and 2019, respectively:

December 31, 2020	0-60	61-120	121-180	Over 180
(in thousands)	Days	Days	Days	Days	Total
Patient Care
Commercial insurance (excluding Medicare and Medicaid Managed Care)	$43,069	$10,743	$5,335	$12,316	$71,463
Private pay	850	401	309	281	1,841
Medicaid	13,569	2,705	1,390	3,771	21,435
VA	4,291	692	263	279	5,525
Non-Medicare	61,779	14,541	7,297	16,647	100,264
Medicare	27,572	5,169	2,915	20,585	56,241

Products & Services accounts receivable, before allowance	14,091	4,598	841	1,769	21,299
Gross charges before estimates for implicit price concessions and allowance for doubtful accounts	103,442	24,308	11,053	39,001	177,804
Less estimates for implicit price concessions					(46,385)
Accounts receivable, before allowance					131,419
Allowance for doubtful accounts					(2,823)
Accounts receivable, net					$128,596

December 31, 2019	0-60	61-120	121-180	Over 180
(in thousands)	Days	Days	Days	Days	Total
Patient Care
Commercial insurance (excluding Medicare and Medicaid Managed Care)	$46,771	$12,599	$7,050	$18,120	$84,540
Private pay	1,081	535	435	569	2,620
Medicaid	13,779	3,903	2,314	8,068	28,064
VA	4,465	1,015	353	565	6,398
Non-Medicare	66,096	18,052	10,152	27,322	121,622
Medicare	36,654	8,181	5,191	30,484	80,510

Products & Services accounts receivable, before allowance	15,898	7,345	2,103	2,205	27,551
Gross charges before estimates for implicit price concessions and allowance for doubtful accounts	118,648	33,578	17,446	60,011	229,683
Less estimates for implicit price concessions					(67,683)
Accounts receivable, before allowance					162,000
Allowance for doubtful accounts					(2,641)
Accounts receivable, net					$159,359

Note E — Inventories

Our inventories are comprised of the following:

	As of December 31,
(in thousands)	2020	2019
Raw materials	$19,716	$20,574
Work in process	12,040	10,165
Finished goods	44,673	37,465
Total inventories	$76,429	$68,204

Note F — Property, Plant, and Equipment, Net

Property, plant, and equipment, net were comprised of the following:

	As of December 31,
(in thousands)	2020	2019
Land	$454	$634
Buildings	3,044	4,110
Furniture and fixtures	14,514	13,835
Machinery and equipment	25,759	25,438
Equipment leased to third parties under operating leases	26,136	29,217
Leasehold improvements	139,301	131,617
Computers and software	80,770	75,540
Total property, plant, and equipment, gross	289,978	280,391
Less: accumulated depreciation and amortization	(205,105)	(196,334)
Total property, plant, and equipment, net	$84,873	$84,057

Total depreciation expense was approximately $28.2 million, $30.6 million, and $29.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The following table summarizes our investment in equipment leased to third parties under operating leases:

	As of December 31,
(in thousands)	2020	2019
Program equipment	$26,136	$29,217
Less: Accumulated depreciation	(11,429)	(12,972)
Net book value	$14,707	$16,245

Note G — Acquisitions

2020 Acquisition Activity

During 2020, we completed the following acquisitions of O&P clinics, none of which were individually material to our financial position, results of operations, or cash flows:

●	In the second quarter of 2020, we acquired all of the outstanding equity interests of an O&P business for total consideration of $46.2 million at fair value, of which $16.8 million was cash consideration, net of cash acquired, $21.9 million was issued in the form of notes to the former shareholders, $3.5 million in the form of a deferred payment obligation to the former shareholders, and $4.0 million in additional consideration. Of the $21.9 million in notes issued to the former shareholders, approximately $18.1 million of the notes were paid in October 2020 in a lump sum payment and the remaining $3.8 million of the notes are payable in annual installments over a period of three years on the anniversary date of the acquisition. Total payments of $4.0 million under the deferred payment obligation are due in annual installments beginning in the fourth year following the acquisition and for three years thereafter. Additional consideration includes approximately $3.6 million in liabilities incurred to the shareholders as part of the business combination payable in October 2020 and is included in Accrued expenses and other liabilities in the consolidated balance sheet. The remaining $0.4 million in additional consideration represents the effective settlement of amounts due to us from the acquired O&P business as of the acquisition date. We completed the acquisition with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of this high quality O&P provider.
●	In the fourth quarter of 2020, we completed the acquisitions of all the outstanding equity interests of four O&P businesses for total consideration of $7.1 million, of which $4.9 million was cash consideration, net of cash acquired, $1.9 million was issued in the form of notes to shareholders at fair value, and $0.3 million in additional consideration.

We accounted for these transactions under the acquisition method of accounting and have reported the results of operations of each acquisition as of the respective dates of the acquisitions.  We based the estimated fair values of intangible assets on an income approach utilizing the excess earnings method for customer relationships.  The income approach utilizes management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions.  Other significant judgments used in the valuation of tangible assets acquired in the acquisition include estimated selling price of inventory and estimated replacement cost for acquired property, plant, and equipment.  For all other assets acquired and liabilities assumed, the fair value reflects the carrying value of the asset or liability due to their short maturity.  We recorded the excess of the fair value of the consideration transferred in the acquisitions over the fair value of net assets acquired was recorded as goodwill.  The goodwill reflects our expectations of favorable future growth opportunities, anticipated synergies through the scale of our O&P operations, and the assembled workforce.  We expect that substantially all of the goodwill, which has been assigned to our Patient Care reporting unit, will not be deductible for federal income tax purposes.

Acquisition-related costs are included in general and administrative expenses in our consolidated statements of operations. Total acquisition-related costs incurred during the years ended December 31, 2020 and 2019 were $0.9 million and $1.5 million, respectively, which includes those costs for transactions that are in progress or not completed during the respective period. Acquisition-related costs incurred for acquisitions completed during the years ended December 31, 2020 and 2019 were $0.6 million and $1.0 million, respectively.

We have not presented pro forma combined results for these acquisitions because the impact on previously reported statements of operations would not have been material individually or in the aggregate.

Purchase Price Allocation

For acquisitions that occurred after the second quarter of 2020, we have performed a preliminary valuation analysis of the fair market value of the assets acquired and liabilities assumed in the acquisitions.  The final purchase price allocations will be determined when we have completed and fully reviewed the detailed valuations and could differ materially from the preliminary allocations.  The final allocations may include changes in allocations of acquired intangible assets as well as goodwill and other changes to assets and liabilities, including deferred taxes.  The estimated useful lives of acquired intangible assets are also preliminary. We have finalized the purchase price allocation within the measurement period for acquisitions that have been completed prior to the third quarter of 2020.

The aggregate purchase price of these acquisitions was allocated on a preliminary basis as follows:

(in thousands)
Cash paid, net of cash acquired	$21,709
Issuance of seller notes at fair value	23,766
Deferred payment obligation at fair value	3,468
Additional consideration, net	4,319
Aggregate purchase price	53,262

Accounts receivable	4,224
Inventories	2,276
Customer relationships (Weighted average useful life of 5.0 years)	6,358
Non-compete agreements (Weighted average useful life of 5.0 years)	200
Other assets and liabilities, net	(4,561)
Net assets acquired	8,497
Goodwill	$44,765

Right-of-use assets and lease liabilities related to operating leases recognized in connection with acquisitions completed for the year ended December 31, 2020 was $5.5 million.

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

The aggregate purchase price of these acquisitions was allocated as follows:

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

We evaluate the reasonableness of the estimated fair value of our reporting units by reconciling the aggregate fair value of our reporting units to our total market capitalization as of our impairment testing date, taking into account an appropriate control premium.  The determination of a control premium requires the use of judgment and is based upon control premiums observed in comparable market transactions.

The changes in the carrying value of goodwill for the years ended December 31, 2020 and 2019 are as follows:

	Patient Care			Products & Services			Consolidated
	Goodwill,	Accum.	Goodwill,	Goodwill,	Accum.	Goodwill,	Goodwill,	Accum.	Goodwill,
(in thousands)	Gross	Impairment	Net	Gross	Impairment	Net	Gross	Impairment	Net
Balance at December 31, 2018	$627,410	$(428,668)	$198,742	$139,299	$(139,299)	$—	$766,709	$(567,967)	$198,742
Additions from acquisitions	35,926	—	35,926	—	—	—	35,926	—	35,926
Measurement period adjustments (1)	(2,424)	—	(2,424)	—	—	—	(2,424)	—	(2,424)
Balance at December 31, 2019	660,912	(428,668)	232,244	139,299	(139,299)	—	800,211	(567,967)	232,244
Additions from acquisitions	45,144	—	45,144	—	—	—	45,144	—	45,144
Measurement period adjustments(2)	(165)	—	(165)	—	—	—	(165)	—	(165)
Balance at December 31, 2020	$705,891	$(428,668)	$277,223	$139,299	$(139,299)	$—	$845,190	$(567,967)	$277,223

(1)	Measurement period adjustments relate to 2019 and 2018 acquisitions of approximately $2.1 million and $0.3 million, respectively, and are primarily attributable to adjustments to the preliminary allocations of customer relationship intangibles.
(2)	Measurement period adjustments relate to 2020 and prior years acquisitions of approximately $0.2 million and are primarily attributable to adjustments to the preliminary allocations of acquired assets.

See Note G - “Acquisitions” within these consolidated financial statements for details surrounding goodwill acquired during the years ended December 31, 2020 and 2019.

As of October 1, 2020, we performed a quantitative assessment of goodwill impairment for the Patient Care reporting unit, which resulted in our determination that it was more likely than not that the carrying value of the reporting unit was less than its fair value.  As of October 1, 2019, and 2018, we performed a qualitative assessment of goodwill impairment for the Patient Care reporting unit, which resulted in our determination that it was more likely than not that the carrying value of the reporting unit was less than its fair value.

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

The balances related to other intangible assets as of December 31, 2020 and 2019 are as follows:

	As of December 31, 2020
	Gross
	Carrying	Accumulated	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Impairment	Amount
Customer lists	$16,879	$(5,845)	$—	$11,034
Trade name	255	(176)	—	79
Patents and other intangibles	9,011	(5,810)	—	3,201
Definite-lived intangible assets	26,145	(11,831)	—	14,314
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$35,215	$(11,831)	$(4,953)	$18,431

	As of December 31, 2019
	Gross
	Carrying	Accumulated	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Impairment	Amount
Customer lists	$32,772	$(22,726)	$—	$10,046
Trade name	255	(151)	—	104
Patents and other intangibles	9,188	(5,503)	—	3,685
Definite-lived intangible assets	42,215	(28,380)	—	13,835
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$51,285	$(28,380)	$(4,953)	$17,952

The fair value of acquired customer list intangibles is estimated using an excess earnings model. Key assumptions utilized in the valuation model include pro-forma projected cash flows adjusted for market-participant assumptions, forecasted customer retention rates, and discount rates. Existing customer intangibles are amortized using the straight-line method over an estimated useful life of four to ten years. The fair value of non-compete agreements are estimated using a discounted cash flow model. The related intangible assets are amortized, using the straight-line method, over their contractual term which ranges from two to twelve years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to nineteen years. The fair value associated with trade names is estimated using the relief-from-royalty method with the primary assumptions being the royalty rate and expected revenues associated with the trade names.  These assets, some of which have indefinite lives, are primarily included in the Products & Services segment.  Indefinite-lived trade name intangible assets are assessed for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There was no impairment on our indefinite-lived trade name for the years ended December 31, 2020 and 2019, respectively.  The impairment on our indefinite-lived trade name was $0.2 million for the year ended December 31, 2018. Trade name intangible assets with definite lives are amortized over their estimated useful lives of up to ten years.

Amortization expense related to other intangible assets was approximately $6.0 million, $5.0 million, and $6.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Estimated aggregate amortization expense for definite-lived intangible assets for each of the next five years ended December 31, and thereafter is as follows:

(in thousands)
2021	$3,895
2022	3,827
2023	3,584
2024	2,094
2025	906
Thereafter	8
Total	$14,314

Note I — Other Current Assets and Other Assets

Other current assets consist of the following:

	As of December 31,
(in thousands)	2020	2019
Non-trade receivables	$6,063	$6,711
Prepaid maintenance	2,942	2,767
Prepaid insurance	266	264
Other prepaid assets	3,086	3,931
Total other current assets	$12,357	$13,673

Non-trade receivables primarily relate to vendor rebate receivables, tenant improvement allowance receivables under previous lease accounting guidance, and other non-trade receivables. Prepaid maintenance primarily relates to prepaid software and hardware maintenance, and software license fees.  Prepaid insurance is for product and general liability insurance.  Other prepaid assets includes future rent expense paid in advance of the rental period, employer’s portion of health savings accounts, board member fees, tax and accounting services, unit commitments to fulfill our obligation with one of our product suppliers, education and training for our annual Hanger LIVE event held in the first quarter of each fiscal year, telecommunication, broker fees, and other miscellaneous prepaid expenses.

Other assets consist of the following:

	As of December 31,
(in thousands)	2020	2019
Implementation costs for cloud computing arrangements	$4,811	$1,964
Cash surrender value of company-owned life insurance	3,973	3,253
Finance lease right-of-use assets	3,016	1,488
Deposits	2,144	1,893
Non-trade receivables	1,274	2,398
Other	516	309
Total other assets	$15,734	$11,305

Implementation costs for cloud computing arrangements relate to capitalized costs of our new financial and supply chain systems.  The cash surrender value of company-owned life insurance (“COLI”) funded our Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”) at December 31, 2020 and December 31, 2019.  See Note Q - “Employee Benefits” for additional information.  Finance lease right-of-use assets relate to the recognition of right-of-use assets in connection with finance leases.  Deposits primarily relate to security deposits made in connection with property leases.  Non-trade receivables primarily relate to estimated receivables due from our various business insurance policies.  Other relates to prepaid maintenance fees, prepaid license fees, and revolver facility fees.

Note J — Accrued Expenses and Other Current Liabilities and Other Liabilities

Accrued expenses and other current liabilities consist of:

	As of December 31,
(in thousands)	2020	2019
Patient prepayments, deposits, and refunds payable	$27,195	$24,183
Accrued sales taxes and other taxes	9,863	8,543
Derivative liability	7,686	3,516
Insurance and self-insurance accruals	7,651	8,033
Accrued professional fees	1,016	2,533
Accrued interest payable	440	266
Other current liabilities	9,010	8,751
Total	$62,861	$55,825

Patient prepayment deposits and refunds includes funds received for devices not yet delivered to a patient and refunds for overpayments.  Taxes primarily includes accrued sales, property, and franchise tax liabilities. Derivative liability relates to our cash flow hedge; refer to Note O - “Derivative Financial Instruments.”  Accrued insurance primarily relates to accruals for estimated losses for certain self-insured risks including property, professional and general liability, and employee health care costs.  Accrued professional fees primarily relate to accruals for professional accounting and legal fees.  Accrued interest payable relates to interest on our debt obligation.  Other current liabilities are primarily related to accruals for deferred revenue and warranty liabilities.

Other liabilities consist of:

	As of December 31,
(in thousands)	2020	2019
Supplemental executive retirement plan obligations	$21,503	$20,851
Derivative liability	14,388	9,821
Long-term insurance accruals	7,326	7,424
Deferred payroll taxes	5,918	—
Unrecognized tax benefits	5,465	5,296
Other	1,993	2,412
Total	$56,593	$45,804

Supplemental executive retirement plan obligations include obligations due on both the Defined Benefit Supplemental Executive Retirement Plan (“DB SERP”) and DC SERP.  See Note Q - “Employee Benefits” within these consolidated financial statements.  Derivative liability relates to our cash flow hedge; refer to Note O - “Derivative Financial Instruments.”  Unrecognized tax benefits represent the difference between tax positions that we expect to take, or take on our income tax returns and the benefit we recognize on our financial statements.  Deferred payroll taxes represents deferred liabilities associated with the CARES Act.  Other includes asset retirement obligations, which is the liability to return a leased building to the state before it was occupied, fair market value lease differential liability, and other long-term accrued expenses.

Note K — Income Taxes

Components of provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Current:
Federal	$(16,986)	$5,461	$669
State	192	719	1,117
Total current	(16,794)	6,180	1,786
Deferred:
Federal	15,169	1,803	1,497
State	2,263	(5,029)	1,955
Total deferred	17,432	(3,226)	3,452
Total provision for income taxes	$638	$2,954	$5,238

A reconciliation of the federal statutory tax rate to our effective tax rate applicable to continuing operations is as follows:

	Years Ended December 31,
	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes	4.5%	6.0%	26.6%
Research and development credits	(28.0)%	—%	—%
Change in uncertain tax positions	6.9%	0.2%	5.5%
Tax benefit from net operating loss carryback	(10.2)%	—%	—%
Permanent items	5.4%	2.3%	27.9%
State tax rate change effect on deferred balance	1.7%	—%	27.7%
Other tax credits	(0.1)%	(0.1)%	(5.6)%
Tax audit adjustments	—%	0.9%	8.7%
Change in valuation allowance	—%	(22.5)%	9.5%
Other	0.4%	1.9%	(1.7)%
Tax provision	1.6%	9.7%	119.6%

The significant components of our deferred tax assets and liabilities are presented in the following table:

	As of December 31,
(in thousands)	2020	2019
Deferred tax assets:
Lease liabilities	$35,801	$31,432
Accrued expenses	15,611	12,789
Provision for doubtful accounts and implicit price concessions	13,291	18,547
Deferred benefit plan compensation	11,199	8,834
Research and development credits	9,637	—
Net operating loss carryforwards	8,907	7,636
Share-based compensation	3,437	4,016
Inventory reserves	2,945	2,554
Refund liabilities	2,518	2,346
Interest on seller notes	844	961
Interest expense	603	8,946
Intangibles	582	1,236
Property, plant, and equipment	—	9,797
Other	1,349	893
Deferred tax assets	106,724	109,987
Less: Valuation allowance	(2,112)	(2,065)
Total deferred tax assets	104,612	107,922
Deferred tax liabilities:
Lease assets	32,069	28,360
Goodwill	9,368	7,960
Property, plant, and equipment	7,198	—
Prepaid expenses	1,100	1,121
Total deferred tax liabilities	49,735	37,441
Net deferred tax assets	$54,877	$70,481

We provide a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  We have $4.6 million and $2.8 million of U.S. federal net operating loss carryforwards available as of December 31, 2020 and 2019, respectively. We have $153.0 million and $136.9 million of state net operating loss carryforwards available as of December 31, 2020 and 2019, respectively.  These carryforwards will be used to offset future income but may be limited by the change in ownership rules in Section 382 of the Internal Revenue Code.  These net operating loss carryforwards will expire in varying amounts through 2040.

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized.  As of December 31, 2020 and 2019, we have recorded a valuation allowance of approximately $2.1 million related to various state jurisdictions.  In our assessment of the valuation allowance, we consider a number of types of evidence on a taxing jurisdiction and legal entity basis in each reporting period, including the nature, frequency, and severity of current and cumulative financial reporting income and losses, sources of future taxable income, future reversals of existing taxable temporary differences, and prudent and feasible tax planning strategies, weighted by objectivity.  Based on our consideration of all available positive and negative evidence, we determined that it was more likely than not that we would be able to realize the benefit of certain state deferred tax assets after we achieved twelve quarters of cumulative pretax income adjusted for permanent differences, as well as forecasted future taxable income and other positive evidence, and released $7.1 million of the valuation allowance related to certain state deferred tax assets in the fourth quarter of 2019. The Company’s valuation allowance position in 2020 has not changed based on assessment of all available positive and negative evidence.

The following schedule presents the activity in the valuation allowance:

(in thousands)	Balance at				Balance at
Year	Beginning of Year	Acquisitions	Provision	Released	End of Year
2020	$2,065	$—	$47	$—	$2,112
2019	$8,930	$—	$238	$7,103	$2,065
2018	$8,754	$—	$204	$28	$8,930

A reconciliation of our liability for unrecognized tax benefits is as follows:

(in thousands)	2020	2019	2018
Unrecognized tax benefits, at beginning of the year	$4,331	$4,765	$4,860
Additions for tax positions related to the current year	1,026	247	257
Increase related to prior year positions	1,891	—	—
Decrease related to prior year positions	(352)	(337)	(352)
Decrease for lapse of applicable statute of limitations	—	(344)	—
Unrecognized tax benefits, at end of the year	$6,896	$4,331	$4,765

As of December 31, 2020, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $5.3 million. We expect unrecognized tax benefits to decrease by $4.1 million within the next twelve months due to the lapse of statute limitations.  We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  As of December 31, 2020, 2019, and 2018, the amount of accrued interest and penalties was approximately $1.2 million, $1.0 million, and $0.8 million, respectively.

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

For the year ended December 31, 2020, we completed a study of qualifying research and development expenses resulting in the recognition of tax benefits of $2.2 million, net of tax reserves, related to the current year and $6.1 million, net of tax reserves, relating to the prior years.  We recorded the tax benefit, before tax reserves, as a deferred tax asset.

The CARES Act, which was enacted on March 27, 2020, includes changes to certain tax laws related to the deductibility of interest expense and depreciation, as well as the provision to carryback net operating losses to five preceding years.  ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted.  As a result of the CARES Act provisions, for the year ended December 31, 2020 we recognized a tax benefit of $4.0 million resulting from the loss carryback claim to a prior period with a higher statutory rate, which also decreased our current income taxes payable by $17.2 million as of December 31, 2020.

Note L — Leases

The information pertaining to leases on the consolidated balance sheet is as follows:

		As of December 31,
(in thousands)	Classification	2020	2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$124,741	$110,559
Finance lease right-of-use assets	Other assets	3,016	1,488
Total lease assets		$127,757	$112,047
Liabilities
Current
Operating	Current portion of operating lease liabilities	$35,002	$34,342
Finance	Current portion of long-term debt	707	370
Noncurrent
Operating	Operating lease liabilities	104,589	88,418
Finance	Long-term debt, less current portion	2,472	1,135
Total lease liabilities		$142,770	$124,265

The components of lease cost recognized in the consolidated statement of operations are as follows:

	For the Years Ended
(in thousands)	2020	2019
Operating lease cost	$47,242	$44,081
Finance lease cost
Amortization of right-of-use assets	615	312
Interest on lease liabilities	99	28
Sublease income	(248)	(240)
Short-term lease cost	472	613
Variable lease cost	5,590	5,476
Total lease cost	$53,770	$50,270

Maturities of our lease liabilities, by year and in the aggregate, under operating and financing obligations with terms of one year or more at December 31, 2020 are as follows:

	Finance	Operating
(in thousands)	Leases	Leases	Total Leases
2021	$819	$41,827	$42,646
2022	733	36,544	37,277
2023	674	26,798	27,472
2024	638	16,832	17,470
2025	474	10,260	10,734
Thereafter	144	35,075	35,219
Total lease payments	3,482	167,336	170,818
Imputed interest	(303)	(27,745)	(28,048)
Total	$3,179	$139,591	$142,770

The lease term and discount rates are as follows:

	December 31,
	2020	2019
Weighted average remaining lease term (years)
Operating leases	5.91	3.98
Finance leases	4.72	5.17
Weighted average discount rate
Operating leases	5.16%	5.29%
Finance leases	4.03%	4.01%

Supplemental cash flow information related to leases is as follows:

	For the Years Ended December 31,
(in thousands)	2020	2019
Cash flows for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,814	$44,111
Operating cash flows from finance leases	99	28
Financing cash flows from finance leases	556	325
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	49,380	41,065
Finance leases	2,393	1,245
Right-of-use assets acquired and lease liabilities assumed in acquisitions	5,469	5,189

We have reclassified supplemental cash flow information in the prior year to present Right-of-use assets acquired and lease liabilities assumed in acquisitions consistent with the presentation in the current year.

Note M — Debt and Other Obligations

Debt consists of the following:

	As of December 31,	As of December 31,
(in thousands)	2020	2019
Debt:
Term Loan B	$491,113	$496,163
Seller notes	11,510	9,005
Deferred payment obligation	4,000	—
Finance lease liabilities and other	3,869	2,033
Total debt before unamortized discount and debt issuance costs	510,492	507,201
Unamortized discount and debt issuance costs, net	(7,395)	(8,328)
Total debt	503,097	498,873

Current portion of long-term debt:
Term Loan B	5,050	5,050
Seller notes	4,060	3,175
Finance lease liabilities and other	975	527
Total current portion of long-term debt	10,085	8,752
Long-term debt	$493,012	$490,121

Refinancing of Credit Agreement and Term B Borrowings

On March 6, 2018, we entered into a new $605.0 million Senior Credit Facility (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025.  Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.2 million as of December 31, 2020.  We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.

Net proceeds from our initial borrowings under the Credit Agreement, which totaled approximately $501.5 million, were used in part to repay in full all previously existing loans outstanding under our previous credit agreement and Term B credit agreement during the first quarter of 2018. Proceeds were also used to pay various transaction costs including fees paid to respective lenders and accrued and unpaid interest. The remainder of the proceeds are being used to provide ongoing working capital and capital for other general corporate purposes.

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

In March 2020, we borrowed $79.0 million under our revolving credit facility, which was due in March 2023. In June 2020, we repaid $57.0 million in borrowings under this revolving credit facility, and in September 2020, we repaid the remaining $22.0 million in borrowings under the facility. We had approximately $94.8 million in available borrowing capacity under our $100.0 million revolving credit facility as of December 31, 2020.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. For the years ended December 31, 2020 and 2019, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 4.1% and 5.8%, respectively. We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note O - “Derivative Financial Instruments.”

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

We were in compliance with all covenants at December 31, 2020.

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

Seller Notes and the Deferred Payment Obligation

We typically issue subordinated promissory notes (“Seller Notes”) as a part of the consideration transferred when making acquisitions. The Seller Notes are unsecured and are presented net of unamortized discount of $0.9 million and $0.4 million as of December 31, 2020 and 2019, respectively. We measure these instruments at their estimated fair values as of the respective acquisition dates. The stated interest rates on these instruments range from 2.50% to 3.00%. Principal and interest are payable in quarterly or annual installments and mature through November 2025.

Amounts due under the deferred payment obligation to the former shareholders of an acquired O&P business are unsecured and presented net of unamortized discount of $0.5 million as of December 31, 2020. The deferred payment obligation was measured at its estimated fair value as of the acquisition date and accrues interest at a rate of 3.0%. Principal and interest payments under the deferred payment obligation are due in annual installments beginning in 2024 and for three years thereafter.

Scheduled Maturities of Total Debt

Scheduled maturities of debt at December 31, 2020 were as follows:

(in thousands)
2021	$10,368
2022	8,868
2023	8,434
2024	7,734
2025	472,820
Thereafter	2,268
Total debt before unamortized discount and debt issuance costs, net	510,492
Unamortized discount and debt issuance costs, net	(7,395)
Total debt	$503,097

Note N — Fair Value Measurements

Financial Instruments

The carrying value of our outstanding term loan as of December 31, 2020 (excluding unamortized discounts and debt issuance costs of $6.5 million) was $491.1 million compared to its fair value of $489.9 million.  The carrying value of our outstanding term loan as of December 31, 2019 (excluding unamortized discounts and debt issuance costs of $7.9 million) was $496.2 million compared to its fair value of $497.4 million.  Our estimates of fair value are based on a discounted cash flow model and indicative quotes using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

We have interest rate swap agreements designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement. See Note M – “Debt and Other Obligations” and Note O – “Derivative Financial Instruments” for further information.

We believe that the carrying value of the Seller Notes and the deferred payment obligation approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement. The carrying value of our outstanding Seller Notes and the deferred payment obligation issued in connection with past acquisitions as of December 31, 2020 and December 31, 2019 was $14.6 million and $8.6 million, net of unamortized discounts of $0.9 million and $0.4 million, respectively.

Note O — Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million, at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024. As of December 31, 2020 and December 31, 2019, our swaps, had a notional value outstanding of $300.0 million and $312.5 million, respectively.

Changes in Net Loss on Cash Flow Hedges Included in Accumulated Other Comprehensive Loss

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the years ended December 31, 2020 and 2019:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2018	$(2,936)
Unrealized loss recognized in other comprehensive loss, net of tax	(8,806)
Reclassification to interest expense, net of tax	1,605
Balance as of December 31, 2019	$(10,137)
Unrealized loss recognized in other comprehensive loss, net of tax	(13,230)
Reclassification to interest expense, net of tax	6,596
Balance as of December 31, 2020	$(16,771)

The following table presents the fair value of derivative liabilities within the consolidated balance sheets as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020		As of December 31, 2019
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	$—	$7,686	$—	$3,516
Other liabilities	—	14,388	—	9,821

Note P — Share-Based Compensation

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

As of December 31, 2020, approximately 1.7 million shares were available for future issuance under the 2019 Plan. The available shares consisted of (a) 2.0 million shares of common stock originally authorized for issuance under the amended 2019 Plan, plus (b) 0.2 million shares rolled forward from the 2016 Plan, plus (c) 0.2 million shares forfeited and added back to the pool, less (d) 0.7 million shares issued for awards.  In 2020, shares issued under equity plans were issued from authorized and unissued shares.

For the years ended December 31, 2020, 2019, and 2018, we recognized share-based compensation expense of approximately $18.4 million, $13.4 million, and $13.1 million. Share-based compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and options.

Restricted Stock Units

The summary of restricted stock units, performance-based stock units, and weighted average grant date fair values are as follows:

	Employee Service-Based		Employee Performance-
	Awards		Based Awards		Director Awards
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Nonvested at December 31, 2018	1,208,628	$14.47	593,099	$17.63	61,376	$18.25
Granted	467,896	19.14	147,983	19.16	55,752	20.09
Vested	(452,306)	14.48	(120,953)	18.40	(61,376)	18.25
Forfeited	(59,994)	14.94	(20,645)	18.32	—	—
Nonvested at December 31, 2019	1,164,224	16.32	599,484	17.82	55,752	20.10
Granted	427,851	21.81	523,972	25.95	70,623	17.07
Vested	(489,026)	14.18	(541,923)	24.36	(55,752)	20.09
Forfeited	(21,289)	18.97	(260,852)	19.29	—	—
Nonvested at December 31, 2020	1,081,760	$18.90	320,681	$18.86	70,623	$17.07

During the years ended December 31, 2020, 2019, and 2018, approximately 1.1 million, 0.6 million, and 0.7 million of restricted common stock units with an intrinsic value of $21.3 million, $12.3 million, and $12.0 million, respectively, became fully vested. As of December 31, 2020, total unrecognized compensation expense related to unvested restricted stock units and unvested performance based restricted stock units for which we have concluded the performance condition was probable of achievement was approximately $31.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years. The aggregate granted units have vesting dates through June 2022. The 2020, 2019, and 2018 aggregate grants had total estimated grant date fair values of $24.1 million, $12.9 million, and $13.3 million, respectively.

A special equity grant of performance-based restricted stock units was granted on May 19, 2017 under the Special Equity Plan and was initially granted to vest 100% three years after the date of issuance, assuming the performance goal is achieved.  The financial target for this grant was originally to achieve a compounded annual growth rate (“CAGR”) of our common stock price of 20% as of market close on May 18, 2020.  This equated to a share price on that date of $22.07 compared to the closing price on the eve of grant of $12.77.  The grant provided for the vesting of 50% of the original targeted shares if a CAGR of 10% (a stock price of $17.00) is achieved.  The grant also provided for the vesting of up to 200% of the original targeted shares if a CAGR of 30% (a stock price of $28.06) or more is achieved.  The percentage of vested shares will be interpolated on a linear basis between 50% and 200% for a CAGR between 10% and 30%.  The stock price at time of award was $12.77, but given market condition performance criteria, the Monte Carlo Simulation valuation was used to calculate a fair value of $19.29 per share.  The key assumptions used were a volatility rate of 109.5%, a risk-free interest rate of 1.44%, and a performance period of 3 years.

In November 2019, the special equity grant was amended by adjusting the calculation of the CAGR of our common stock price from the third anniversary of the grant date to the average closing price for the 25 trading days ending on and including the last day of the three year performance period (i.e., May 18, 2020.)  This adjustment was considered a modification per ASC 718, Compensation - Stock Compensation, and therefore, any incremental fair value arising from the modification of an award with market conditions would be recognized over the remaining service period.  The valuation concluded there was an additional $34.0 thousand in incremental fair value that will be expensed ratably over the remainder of the service period.

In May 2020, the special equity grant was amended to modify the performance period ending date for purposes of the compounded annual growth rate calculation to February 20, 2020, shortening the performance period to approximately 33 months, representing a reduction of three months.  This adjustment was considered a modification per ASC 718, Compensation - Stock Compensation, and, therefore, any incremental fair value arising from the modification of an award with market conditions would be recognized over the remaining service period.  As a result of the modification, we recognized an additional $5.9 million in share-based compensation expense during the second quarter of 2020.

Performance-based restricted stock units were granted on March 9, 2020. The grants were made prior to knowing the impact of the COVID-19 pandemic on the company's business and industry. The stock units would only be earned if we achieved the adjusted earnings per share ("Adjusted EPS") performance goal for 2020. If earned, they would vest 25% annually over four years on the anniversary of the grant date, commencing on the first anniversary. In November 2020, the performance-based grant was amended by adjusting the Adjusted EPS performance goal for these awards to reflect our July 2020 revised financial forecast for the year, which gave consideration to the challenges we faced during the first half of the year and the expected performance for the remainder of the year, taking into account the expected impact of the COVID-19 pandemic. In addition, it also reduced the number of shares the participants could receive pursuant to their previously granted awards to 85% of the original target number.

Options

Certain options were granted in 2017 under the Special Equity Plan.  The fair value of each employee stock option award was estimated on the date of grant of May 19, 2017 using the Black-Scholes option-pricing model and calculated a grant date fair value of $8.67 per option.  The key assumptions used were an expected dividend yield of zero, an expected stock volatility of 92.48%, a risk-free interest rate of 1.68%, and an expected term of 4.38 years.

The summary of option activity and weighted average exercise prices are as follows:

				Weighted Average
				Remaining
		Weighted Average	Aggregate	Contractual Term
	Shares	Exercise Price	Intrinsic Value	(Years)
Outstanding at December 31, 2018	681,869	$12.77	$4,213,950
Granted	—	—
Terminated	(9,913)	12.77
Exercised	(148,851)	12.77
Outstanding at December 31, 2019	523,105	12.77	7,762,878	7.4
Granted	—	—
Terminated	—
Exercised	(7,193)	12.77
Outstanding at December 31, 2020	515,912	$12.77	$4,756,709	5.6

At December 31, 2020, 0.5 million options were outstanding but not yet exercisable with a weighted average exercise price of $12.77, average remaining contractual terms of 5.6 years and aggregate intrinsic values of approximately $4.8 million. At December 31, 2019, 0.5 million options were outstanding but not yet exercisable with a weighted average exercise price of $12.77, average remaining contractual terms of 7.4 years and aggregate intrinsic values of approximately $7.8 million. As of December 31, 2019, there was unrecognized compensation cost related to stock option awards of $0.7 million.

Note Q — Employee Benefits

Savings Plan

We maintain a 401(k) Savings and Retirement plan that covers all of our employees. Under the plan, employees may defer a portion of their compensation up to the levels permitted by the Internal Revenue Service.  We recorded matching contributions of approximately $6.5 million, $6.1 million, and $5.8 million under this plan during 2020, 2019, and 2018, respectively, which were included within “Personnel costs” and “General and administrative expenses” in our consolidated statements of operations.

Defined Benefit Supplemental Executive Retirement Plan

Effective January 2004, we implemented an unfunded noncontributory DB SERP for certain senior executives.  The DB SERP, which we administer, calls for fifteen annual payments upon retirement with the payment amount based on years of service and final average salary. Benefit costs and liability balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates, and other factors. We engaged an actuary to calculate the related benefit obligation at December 31, 2020 and 2019 as well as net periodic benefit plan expense for the years ended December 31, 2020, 2019, and 2018. As of December 31, 2020 and 2019, the average remaining service period of plan participants is 8.5 and 9.5 years, respectively.  We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.  Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods.

The DB SERP’s net benefit obligation is as follows:

Change in Benefit Obligation
(in thousands)
Benefit obligation as of December 31, 2017	$20,793
Service cost	367
Interest cost	600
Payments	(1,913)
Actuarial gain	(920)
Benefit obligation as of December 31, 2018	18,927
Service cost	335
Interest cost	658
Payments	(1,913)
Actuarial loss	1,207
Benefit obligation as of December 31, 2019	19,214
Service cost	392
Interest cost	485
Payments	(1,913)
Actuarial loss	1,568
Benefit obligation as of December 31, 2020	$19,746

The funded status of the DB SERP’s net benefit obligation is as follows:

	December 31,
(in thousands)	2020	2019
Unfunded status	$15,125	$15,950
Unamortized net loss	4,621	3,264
Net amount recognized	$19,746	$19,214

Amounts Recognized in the Consolidated Balance Sheets:

	December 31,
(in thousands)	2020	2019
Current accrued expenses and other current liabilities	$1,913	$1,913
Non-current other liabilities	17,833	17,301
Total accrued liabilities	$19,746	$19,214

We recorded gross actuarial losses (gains) under the DB SERP of approximately $1.6 million, $1.2 million, and $(0.9) million in 2020, 2019, and 2018, respectively, in other comprehensive loss. There were no other components such as prior service costs or transition obligations relating to the DB SERP costs recorded within other comprehensive loss during 2020, 2019, or 2018.

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

	2020	2019	2018
Discount rate	2.0%	2.9%	4.0%
Average rate of increase in compensation	3.0%	2.5%	3.0%

At December 31, 2020, the estimated accumulated benefit obligation is $19.7 million. Future payments under the DB SERP are as follows:

(in thousands)
2021	$1,913
2022	1,913
2023	1,913
2024	1,913
2025	1,913
Thereafter	10,181
$19,746

Defined Contribution Supplemental Executive Retirement Plan

In 2013, we established a defined contribution plan that covers certain of our senior executives.  Each participant is given a notional account to manage his or her annual distributions and allocate the funds among various investment options (e.g., mutual funds).  These accounts are tracking accounts only for the purpose of calculating the participant’s benefit.  The participant does not have ownership of the underlying mutual funds.  When a participant initiates or changes the allocation of his or her notional account, we will generally make an allocation of our investments to match those chosen by the participant.  While the allocation of our sub accounts is generally intended to mirror the participant’s account records (i.e., the distributions and gains or losses on those funds), the employee does not have legal ownership of any funds until payout upon retirement.  The underlying investments are owned by the insurance company with which we own an insurance policy.

As of December 31, 2020 and 2019, the estimated accumulated benefit obligation is $4.5 million and $3.9 million, respectively, of which $4.0 million and $3.3 million is funded and $0.5 million and $0.6 million is unfunded at December 31, 2020 and 2019, respectively.

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

Legal Proceedings

Derivative Litigation

In February and August of 2015, two separate shareholder derivative suits were filed in Texas state court against us related to the announced restatement of certain of our financial statements. The cases were subsequently consolidated into Judy v. Asar, et. al., Cause No. D-1-GN-15-000625.  On October 25, 2016, plaintiffs in that action filed an amended complaint, and the case was pending before the 345th Judicial District Court of Travis County, Texas.

The amended complaint in the consolidated derivative action named us and certain of our current and former officers and directors as defendants.  It alleged claims for breach of fiduciary duty based, inter alia, on the defendants’ alleged failure to exercise good faith to ensure that we had in place adequate accounting and financial controls and that disclosures regarding our business, financial performance, and internal controls were truthful and accurate.  The complaint sought unspecified damages, costs, attorneys’ fees, and equitable relief.

As disclosed in our Current Report on Form 8-K filed with the SEC on June 6, 2016, the Board of Directors appointed a Special Litigation Committee of the Board (the “Special Committee”).  The Board delegated to the Special Committee the authority to (1) determine whether it was in our best interests to pursue any of the allegations made in the derivative cases filed in Texas state court (which cases were consolidated into the Judy case discussed above), (2) determine whether it was in our best interests to pursue any remedies against any of our current or former employees, officers, or directors as a result of the conduct discovered in the Audit Committee investigation concluded on June 6, 2016 (the “Investigation”), and (3) otherwise resolve claims or matters relating to the findings of the Investigation.  The Special Committee retained independent legal counsel to assist and advise it in carrying out its duties and reviewed and considered the evidence and various factors relating to our best interests.  In accordance with its findings and conclusions, the Special Committee determined that it was not in our best interest to pursue any of the claims in the Judy derivative case.  Also in accordance with its findings and conclusions, the Special Committee determined that it was not in our best interests to pursue legal remedies against any of our current or former employees, officers, or directors.

On April 14, 2017, we filed a motion to dismiss the consolidated derivative action based on the resolution by the Special Committee that it was not in our best interest to pursue the derivative claims.  Counsel for the derivative plaintiffs opposed that motion and moved to compel discovery.  In a hearing held on June 12, 2017, the Travis County court denied plaintiffs’ motion to compel, and held that the motion to dismiss would be considered only after appropriate discovery was concluded.

The plaintiffs subsequently subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, took the position that the full report was not discoverable under Texas law.  Plaintiffs’ counsel filed a motion to compel the Special Committee’s counsel to produce the report.  We opposed the motion.  On July 20, 2018, the Travis County court ruled that only a redacted version of the report was discoverable, and counsel for the Special Committee provided a redacted version of the report to plaintiffs’ counsel.  Plaintiffs objected to the redacted version of the report, and on February 4, 2019, the Travis County court appointed a Special Master to review plaintiffs’ objections to the redacted report.  On March 22, 2019, the Special Master submitted a report to the Travis County court recommending that the court order that the entire Special Committee report be produced.  On April 2, 2019 we filed an objection to the Special Master’s report and recommendation, and requested a hearing on the matter.  On June 25, 2019, the Travis County court rejected the recommendation of the Special Master, and instead ordered that only a limited additional portion of the Special Committee report should be unredacted.  On July 10, 2019, the updated redacted Special Committee report was provided to plaintiffs through their counsel.

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

On May 15, 2018, we received a net favorable settlement of $1.7 million in connection with our long standing damage claims relating to the “Deepwater Horizon” disaster, and the prior adverse effect which it had on our clinic operations along the Gulf Coast in April of 2010. We do not anticipate further payments in connection with this matter as this settlement constituted a full and final satisfaction of our claims. The benefit of this settlement was recognized as a reduction to our general and administrative expenses.

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

Patient Care — This segment consists of (i) our owned and operated patient care clinics, and (ii) our contracting and network management business.  The patient care clinics provide services to design and fit O&P devices to patients.  These clinics also instruct patients in the use, care, and maintenance of the devices.  The principal reimbursement sources for our services are:

●	Commercial private payors and other, which consist of individuals, rehabilitation providers, commercial insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers’ compensation programs, and similar sources;
●	Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain persons with disabilities, which provides reimbursement for O&P products and services based on prices set forth in published fee schedules (generally with either 10 regional pricing areas or state level prices) for prosthetics and orthotics and by state for durable medical equipment (DMEPOS);
●	Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons requiring financial assistance, regardless of age, which may supplement Medicare benefits for persons aged 65 or older requiring financial assistance; and
●	U.S. Department of Veterans Affairs.

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

Products & Services — This segment consists of our distribution business, which distributes and fabricates O&P products and components to sell to both the O&P industry and our own patient care clinics, and our therapeutic solutions business. The therapeutic solutions business leases and sells rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.

Corporate & Other — This consists of corporate overhead and includes unallocated expense such as personnel costs, professional fees, and corporate offices expenses.

The accounting policies of the segments are the same as those described in Note A - “Organization and Summary of Significant Accounting Policies.”

Intersegment revenue primarily relates to sales of O&P components from the Products & Services segment to the Patient Care segment.  The sales are priced at the cost of the related materials plus overhead.

We had no foreign and export sales or assets for the years ended December 31, 2020, 2019, and 2018.

For the Patient Care segment, government reimbursement, comprised of Medicare, Medicaid, and the VA, in the aggregate, accounted for approximately, 57.7%, 57.5%, and 56.5% of their net revenue in 2020, 2019, and 2018, respectively.

Additionally, for the Products & Services segment, no single customer accounted for more than 10% of net revenues in 2020, 2019, or 2018, respectively.

Summarized financial information concerning our reporting segments is shown in the following tables.

	Patient Care			Products & Services
	For the Year Ended December 31,			For the Year Ended December 31,
(in thousands)	2020	2019	2018	2020	2019	2018
Net revenue
Third party	$831,603	$905,691	$857,382	$169,547	$192,355	$191,378
Intersegments	—	—	—	189,604	203,496	192,096
Total net revenue	831,603	905,691	857,382	359,151	395,851	383,474
Material costs
Third party suppliers	221,566	250,407	234,409	93,844	107,364	103,608
Intersegments	25,818	24,394	23,792	163,786	179,102	168,304
Total material costs	247,384	274,801	258,201	257,630	286,466	271,912
Personnel expenses	302,206	319,633	312,736	48,985	52,592	51,353
Other expenses	115,924	151,140	140,527	24,638	28,178	24,306
Depreciation & amortization	18,892	18,541	19,113	10,173	10,650	10,197
Impairment of intangible assets	—	—	—	—	—	183
Segment income from operations	$147,197	$141,576	$126,805	$17,725	$17,965	$25,523

Purchase of property, plant and equipment	$10,607	$16,102	$12,781	$11,040	$2,368	$1,890
Purchase of therapeutic program equipment leased to third parties under operating leases	$—	$—	$—	$3,592	$6,672	$9,835

A reconciliation of the total of the reportable segment’s income (loss) from operations to consolidated income from operations is as follows:

(in thousands)	2020	2019	2018
Income (loss) from operations
Patient Care	$147,197	$141,576	$126,805
Products & Services	17,725	17,965	25,523
Corporate & other	(93,015)	(94,113)	(92,681)
Income from operations	71,907	65,428	59,647
Interest expense, net	32,445	34,258	37,566
Loss on extinguishment of debt	—	—	16,998
Non-service defined benefit plan expense	632	691	703
Income before income taxes	38,830	30,479	4,380
Provision for income taxes	638	2,954	5,238
Net income (loss)	$38,192	$27,525	$(858)

A reconciliation of the reportable segment’s net revenue to consolidated net revenue is as follows:

(in thousands)	2020	2019	2018
Net Revenue
Patient Care	$831,603	$905,691	$857,382
Products & Services	359,151	395,851	383,474
Corporate & other	—	—	—
Consolidating adjustments	(189,604)	(203,496)	(192,096)
Consolidated net revenue	$1,001,150	$1,098,046	$1,048,760

A reconciliation of the reportable segment’s material costs to consolidated material costs is as follows:

(in thousands)	2020	2019	2018
Material costs
Patient Care	$247,384	$274,801	$258,201
Products & Services	257,630	286,466	271,912
Corporate & other	—	—	—
Consolidating adjustments	(189,604)	(203,496)	(192,096)
Consolidated material costs	$315,410	$357,771	$338,017

A reconciliation of the reportable segment’s purchase of property, plant and equipment to consolidated purchase of property, plant and equipment, including purchases of therapeutic program equipment leased to third parties under operating leases, is as follows:

(in thousands)	2020	2019	2018
Purchase of property, plant and equipment and therapeutic program equipment leased to third parties under operating leases
Patient Care	$10,607	$16,102	$12,781
Products & Services
Property, plant and equipment	11,040	2,368	1,890
Therapeutic program equipment leased to third parties under operating leases	3,592	6,672	9,835
Corporate & other	2,853	7,963	4,313
Total consolidated purchase of property, plant and equipment and therapeutic program equipment leased to third parties under operating leases	$28,092	$33,105	$28,819

A reconciliation of the total of the reportable segment’s assets to consolidated assets is as follows:

(in thousands)	2020	2019
Assets
Patient Care	$578,319	$552,644
Products & Services	121,564	105,673
Corporate & other	250,868	183,936
Total consolidated assets	$950,751	$842,253

Note U — Subsequent Events

During the first quarter of 2021, we completed the acquisitions of four O&P businesses for a total purchase price of $24.4 million. Total consideration transferred for these acquisitions is comprised of $19.3 million in cash consideration, $4.1 million in the form of notes to the former shareholders, and $1.0 million in additional consideration that has been withheld pending resolution of certain matters agreed upon with the seller of one business. Due to the proximity in time of these transactions to the filing of this Form 10-K, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets purchased and liabilities assumed in the acquisitions.  Acquisition-related expenses related to these transactions were not material.

Note V — Quarterly Financial Information (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two-year period ended December 31, 2020. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements.  Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(dollars in thousands, except per share amounts)	2020	2020	2020	2020
Net revenues	$233,739	$233,434	$256,637	$277,340
Material costs	77,241	69,972	81,462	86,735
Personnel costs	89,185	73,822	89,727	98,457
Other operating costs	35,886	8,277	29,935	25,756
General and administrative expenses	28,373	31,874	31,371	27,146
Professional accounting and legal fees	3,396	1,749	2,264	1,768
Depreciation and amortization	8,831	8,879	8,803	8,334
(Loss) income from operations	(9,173)	38,861	13,075	29,144
Interest expense, net	8,269	8,636	8,013	7,527
Non-service defined benefit plan expense	158	158	158	158
(Loss) income before income taxes	(17,600)	30,067	4,904	21,459
(Benefit) provision for income taxes	(1,852)	(987)	(1,911)	5,388
Net (loss) income	$(15,748)	$31,054	$6,815	$16,071

Other comprehensive (loss) income:
Unrealized (loss) gain on cash flow hedges, net of tax	(8,902)	(573)	1,542	1,299
Unrealized gain (loss) on defined benefit plan, net of tax	29	27	28	(1,114)
Comprehensive (loss) income	$(24,621)	$30,508	$8,385	$16,256

Basic Per Common Share Data:
Basic (loss) earnings per share	$(0.42)	$0.82	$0.18	$0.42
Weighted average shares outstanding - basic	37,541,452	37,958,408	38,133,598	38,157,402

Diluted Per Common Share Data:
Diluted (loss) earnings per share	$(0.42)	$0.81	$0.18	$0.41
Weighted average shares outstanding - diluted	37,541,452	38,325,872	38,637,536	38,911,299

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(dollars in thousands, except per share amounts)	2019	2019	2019	2019
Net revenues	$236,419	$281,098	$279,638	$300,891
Material costs	78,377	91,399	92,034	95,961
Personnel costs	86,711	91,490	94,594	99,430
Other operating costs	33,555	33,741	32,771	34,876
General and administrative expenses	28,282	29,358	29,834	30,591
Professional accounting and legal fees	2,700	3,247	3,629	4,113
Depreciation and amortization	8,773	8,760	9,373	9,019
(Loss) income from operations	(1,979)	23,103	17,403	26,901
Interest expense, net	8,538	8,481	8,954	8,285
Non-service defined benefit plan expense	173	173	173	172
(Loss) income before income taxes	(10,690)	14,449	8,276	18,444
(Benefit) provision for income taxes	(3,739)	4,414	2,585	(306)
Net (loss) income	$(6,951)	$10,035	$5,691	$18,750

Other comprehensive (loss) income:
Unrealized (loss) gain on cash flow hedges, net of tax	(2,936)	(4,688)	(1,641)	2,064
Unrealized gain (loss) on defined benefit plan, net of tax	6	6	7	(838)
Comprehensive (loss) income	$(9,881)	$5,353	$4,057	$19,976

Basic Per Common Share Data:
Basic (loss) earnings per share	$(0.19)	$0.27	$0.15	$0.50
Weighted average shares outstanding - basic	37,001,977	37,299,766	37,349,144	37,411,847

Diluted Per Common Share Data:
Diluted (loss) earnings per share	$(0.19)	$0.26	$0.15	$0.49
Weighted average shares outstanding - diluted	37,001,977	37,887,559	37,986,860	38,415,108

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which is included in Part II, Item 8 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information in the sections titled “Proposal 1: Election of Directors,” “Corporate Governance Matters,” “Principal Stockholders,” and, if necessary, “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2021 (the “2021 Proxy Statement”) is incorporated by reference herein. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.

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

ITEM 11.         EXECUTIVE COMPENSATION.

The information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Corporate Governance and Nominating Committee,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement is incorporated by reference herein.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the section titled “Principal Stockholders” in the 2021 Proxy Statement is incorporated by reference herein.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the section titled “Corporate Governance Matters” in the 2021 Proxy Statement is incorporated by reference herein.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information in the section titled “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement is incorporated by reference herein.

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

4.2

First Amendment to Credit Agreement, dated as of May 4, 2020, among Hanger, Inc., the subsidiary guarantors party thereto, the revolving lenders party thereto and Bank of America, N.A., as agent.  (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 7, 2020.)

4.3	Description of Registrant’s Securities (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.)
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

10.11	Defined Contribution Supplemental Retirement Plan, dated May 1, 2013. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registration on May 13, 2013.)*
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

10.36	Employment Agreement, dated November 2, 2020, between Peter A. Stoy and Hanger, Inc.* (Filed herewith.)
21	List of Subsidiaries of the Registrant. (Filed herewith.)
23	Consent of Independent Registered Public Accounting Firm (Filed herewith.)
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
101.INS	XBRL Instance Document. (Filed herewith.)
101.SCH	XBRL Taxonomy Extension Schema. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.)
*	Management contract or compensatory plan

ITEM 16.         FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER, INC.

Dated: March 1, 2021	By:	/s/ VINIT K. ASAR
Vinit K. Asar
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 1, 2021	/s/ VINIT K. ASAR
Vinit K. Asar Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 1, 2021	/s/ THOMAS E. KIRALY
Thomas E. Kiraly Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 1, 2021	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams Vice President - Chief Accounting Officer (Principal Accounting Officer)

Dated: March 1, 2021	/s/ ASIF AHMAD
Asif Ahmad Director

Dated: March 1, 2021	/s/ CHRISTOPHER B. BEGLEY
Christopher B. Begley Director

Dated: March 1, 2021	/s/ JOHN T. FOX
John T. Fox Director

Dated: March 1, 2021	/s/ THOMAS C. FREYMAN
Thomas C. Freyman Director

Dated: March 1, 2021	/s/ STEPHEN E. HARE
Stephen E. Hare Director

Dated: March 1, 2021	/s/ MARK M. JONES
Mark M. Jones Director

Dated: March 1, 2021	/s/ CYNTHIA L. LUCCHESE
Cynthia L. Lucchese Director

Dated: March 1, 2021	/s/ RICHARD R. PETTINGILL
Richard R. Pettingill Director

Dated: March 1, 2021	/s/ KATHRYN M. SULLIVAN
Kathryn M. Sullivan Director