Form 10-Q
period 2021-03-31
HANGER, INC.
filed 2021-05-05
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 27, 2021, the registrant had 38,541,339 shares of its Common Stock outstanding.

ii

PART 1.FINANCIAL INFORMATION

HANGER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

(Unaudited)

	As of March 31,	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$70,316	$144,602
Accounts receivable, net	118,162	128,596
Inventories	78,622	76,429
Income taxes receivable	12,863	12,888
Other current assets	15,489	12,357
Total current assets	295,452	374,872
Non-current assets:
Property, plant, and equipment, net	84,761	84,873
Goodwill	298,166	277,223
Other intangible assets, net	19,844	18,431
Deferred income taxes	55,482	54,877
Operating lease right-of-use assets	124,663	124,741
Other assets	16,204	15,734
Total assets	$894,572	$950,751
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,064	$10,085
Accounts payable	51,002	65,091
Accrued expenses and other current liabilities	62,491	62,861
Accrued compensation related costs	35,665	72,541
Current portion of operating lease liabilities	35,005	35,002
Total current liabilities	195,227	245,580
Long-term liabilities:
Long-term debt, less current portion	494,326	493,012
Operating lease liabilities	104,030	104,589
Other liabilities	51,745	56,593
Total liabilities	845,328	899,774
Commitments and contingencies (Note P)
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 38,715,640 shares issued and 38,572,819 shares outstanding at 2021, and 38,321,796 shares issued and 38,178,975 shares outstanding at 2020, respectively	387	383
Additional paid-in capital	364,524	365,503
Accumulated other comprehensive loss	(17,643)	(20,215)
Accumulated deficit	(297,328)	(293,998)
Treasury stock, at cost; 142,821 shares at 2021 and 2020, respectively	(696)	(696)
Total shareholders’ equity	49,244	50,977
Total liabilities and shareholders’ equity	$894,572	$950,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net revenues	$237,470	$233,739
Material costs	75,170	77,241
Personnel costs	89,880	89,185
Other operating costs	31,460	35,886
General and administrative expenses	30,941	31,769
Depreciation and amortization	7,998	8,831
Income (loss) from operations	2,021	(9,173)
Interest expense, net	7,340	8,269
Non-service defined benefit plan expense	167	158
Loss before income taxes	(5,486)	(17,600)
Benefit for income taxes	(2,156)	(1,852)
Net loss	$(3,330)	$(15,748)

Basic and Diluted Per Common Share Data:
Basic and diluted loss per share	$(0.09)	$(0.42)
Weighted average shares used to compute basic and diluted earnings per common share	38,268,332	37,541,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(3,330)	$(15,748)

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of tax provision (benefit) of $796 and ($2,815), respectively	$2,512	$(8,902)
Unrealized gain on defined benefit plan, net of tax provision of $19 and $9, respectively	60	29
Total other comprehensive income (loss)	2,572	(8,873)
Comprehensive loss	$(758)	$(24,621)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(dollars and share amounts in thousands)

(Unaudited)

		Common		Accumulated
	Common	Stock,	Additional	Other
	Shares,	Par	Paid-in	Comprehensive	Accumulated	Treasury
	Balance	Value	Capital	Loss	Deficit	Stock	Total
Balance, December 31, 2020	38,179	$383	$365,503	$(20,215)	$(293,998)	$(696)	$50,977
Net loss	—	—	—	—	(3,330)	—	(3,330)
Share-based compensation expense	—	—	3,179	—	—	—	3,179
Issuance in connection with the exercise of stock options	29	—	366	—	—	—	366
Issuance of common stock upon vesting of restricted stock units	365	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(4,520)	—	—	—	(4,520)
Total other comprehensive income	—	—	—	2,572	—	—	2,572
Balance, March 31, 2021	38,573	$387	$364,524	$(17,643)	$(297,328)	$(696)	$49,244

		Common		Accumulated
	Common	Stock,	Additional	Other
	Shares,	Par	Paid-in	Comprehensive	Accumulated	Treasury
	Balance	Value	Capital	Loss	Deficit	Stock	Total
Balance, December 31, 2019	37,460	$376	$354,326	$(12,551)	$(331,951)	$(696)	$9,504
Cumulative effect of a change in accounting for credit losses	—	—	—	—	(238)	—	(238)
Balance, January 1, 2020	37,460	376	354,326	(12,551)	(332,189)	(696)	9,266
Net loss	—	—	—	—	(15,748)	—	(15,748)
Share-based compensation expense	—	—	3,501	—	—	—	3,501
Issuance of common stock upon vesting of restricted stock units	354	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(4,146)	—	—	—	(4,146)
Total other comprehensive loss	—	—	—	(8,873)	—	—	(8,873)
Balance, March 31, 2020	37,814	$380	$353,677	$(21,424)	$(347,937)	$(696)	$(16,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(3,330)	$(15,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,998	8,831
(Benefit) provision for doubtful accounts	(211)	1,928
Share-based compensation expense	3,179	3,501
Deferred income taxes	(1,795)	3,476
Amortization of debt discounts and issuance costs	472	409
Gain on sale and disposal of fixed assets	(524)	(411)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	11,093	28,229
Inventories	(1,437)	949
Other current assets and other assets	(3,492)	(3,989)
Income taxes	25	(5,303)
Accounts payable	(14,055)	(4,757)
Accrued expenses and other current liabilities	(1,299)	(385)
Accrued compensation related costs	(36,936)	(38,175)
Other liabilities	(1,576)	(1,153)
Operating lease liabilities, net of amortization of right-of-use assets	(478)	628
Changes in operating assets and liabilities:	(48,155)	(23,956)
Net cash used in operating activities	(42,366)	(21,970)
Cash flows used in investing activities:
Acquisitions, net of cash acquired	(19,377)	(26)
Purchase of property, plant, and equipment	(6,541)	(6,526)
Purchase of therapeutic program equipment leased to third parties under operating leases	(395)	(2,286)
Proceeds from sale of property, plant, and equipment	796	595
Purchase of company-owned life insurance investment	—	(250)
Net cash used in investing activities	(25,517)	(8,493)
Cash flows (used in) provided by financing activities:
Borrowings under revolving credit agreement	—	79,000
Payment of employee taxes on share-based compensation	(4,520)	(4,146)
Repayment of term loan	(1,263)	(1,263)
Payment on Seller Notes	(446)	(1,446)
Payments under vendor financing arrangements	(275)	—
Payments of financing lease obligations	(265)	(152)
Proceeds from the exercise of options	366	—
Net cash (used in) provided by financing activities	(6,403)	71,993
(Decrease) increase in cash and cash equivalents	(74,286)	41,530
Cash and cash equivalents at beginning of period	144,602	74,419
Cash and cash equivalents at end of period	$70,316	$115,949

Non-cash financing and investing activities:
Seller Notes and other non-cash consideration related to acquisitions	$4,865	$36
Purchase of property, plant, and equipment in accounts payable at period end	3,458	6,244
Right-of-use assets obtained in exchange for finance lease obligations	82	730

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as previously filed with the Securities and Exchange Commission (the “SEC”).

In our opinion, the information contained herein reflects all adjustments necessary for a fair statement of our results of operations, financial position, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of those to be expected for the full year.

A detailed description of our significant accounting policies and management judgments is contained in our 2020 Form 10-K.

Reclassifications

We have reclassified certain amounts in the prior year condensed consolidated financial statements to be consistent with the current year presentation. These relate to classifications within the condensed consolidated statements of operations.

Recent Developments Regarding COVID-19

We are subject to risks and uncertainties as a result of the outbreak of the novel coronavirus (“COVID-19”) pandemic (“COVID-19 pandemic”). The extent and duration of the impact of the COVID-19 pandemic on our operations and financial condition remain uncertain and difficult to predict. As a result of the COVID-19 pandemic, we believe that our patients are deferring visits to our O&P clinics, as well as elective surgical procedures, both of which impact our business volumes through decreased patient encounters and physician referrals. It remains possible that further outbreaks of COVID-19, or reinstitution of restrictive measures by federal, state and local governments could cause a recessionary environment impacting the healthcare industry generally, including the O&P industry. The United States government has responded with fiscal policy measures intended to support the healthcare industry and economy as a whole, including the passage of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in March 2020.

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

The CARES Act also provides for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allow us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We deferred $11.8 million of payroll taxes within Accrued compensation related costs and Other liabilities in the condensed consolidated balance sheet as of March 31, 2021.

Recent Accounting Pronouncements, Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU, effective beginning on March 12, 2020, provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. We are currently evaluating the effects that the adoption of this guidance, and related clarifying standards, will have on our condensed consolidated financial statements and the related disclosures.

Note B — Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units, and performance-based units calculated using the treasury stock method. Total anti-dilutive shares excluded from the diluted earnings per share were 3,471 and zero for the three months ended March 31, 2021 and 2020, respectively.

Our Credit Agreement (as defined below) restricts the payment of dividends or other distributions to our shareholders by us or any of our subsidiaries. See Note K - “Debt and Other Obligations” within these condensed consolidated financial statements.

The reconciliation of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	For the Three Months Ended March 31,
(in thousands except share and per share amounts)	2021	2020
Net loss	$(3,330)	$(15,748)

Weighted average shares outstanding - basic	38,268,332	37,541,452
Effect of potentially dilutive restricted stock units and options (1)	—	—
Weighted average shares outstanding - diluted	38,268,332	37,541,452

Basic and diluted loss per share	$(0.09)	$(0.42)

(1)	In accordance with ASC 260 - Earnings Per Share, during periods of a net loss, shares used to compute diluted per share amounts exclude potentially dilutive shares related to unvested restricted stock units and unexercised options. For the three months ended March 31, 2021 and 2020, potentially dilutive shares of 906,116 and 983,884 shares were excluded, respectively, as we were in a net loss position.

Note C — Revenue Recognition

Patient Care Segment

Revenue in our Patient Care segment is primarily derived from contracts with third party payors for the provision of O&P devices and is recognized upon the transfer of control of promised products or services to the patient at the time the patient receives the device. At, or subsequent to delivery, we issue an invoice to the third party payor, which primarily consists of commercial insurance companies, Medicare, Medicaid, the U.S. Department of Veterans Affairs (the “VA”), or private or patient pay (“Private Pay”) individuals. We recognize revenue for the amounts we expect to receive from payors based on expected contractual reimbursement rates, which are net of estimated contractual discounts and implicit price concessions. These revenue amounts are further revised as claims are adjudicated, which may result in additional disallowances.

The following table disaggregates revenue from contracts with customers in our Patient Care segment for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Patient Care Segment
Medicare	$57,335	$61,725
Medicaid	34,048	30,828
Commercial Insurance / Managed Care (excluding Medicare and Medicaid Managed Care)	69,663	66,440
Veterans Administration	19,764	17,892
Private Pay	14,872	13,298
Total	$195,682	$190,183

The impact to revenue related to prior period performance obligations was not material for the three months ended March 31, 2021 and 2020.

Products & Services Segment

Revenue in our Products & Services segment is derived from the distribution of O&P components and from therapeutic solutions which includes the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.

The following table disaggregates revenue from contracts with customers in our Product & Services segment for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$30,660	$31,690
Therapeutic solutions	11,128	11,866
Total	$41,788	$43,556

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

Our expected loss methodology is developed using historical liquidation rates, current and future economic and market conditions, and a review of the current status of our patients and customers’ trade accounts receivable balances. We also grouped our receivables into similar risk pools to better measure the risks for each pool. After evaluating the risk for each pool, we determined that additional credit loss risk was immaterial for the Patient Care segment. For the Products & Services segment, an allowance for doubtful accounts is recorded, which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.” As of March 31, 2021, we have considered the current and future economic and market conditions resulting in a decrease to the allowance for doubtful accounts by approximately $0.2 million since December 31, 2020.

Accounts receivable, net as of March 31, 2021 and December 31, 2020 is comprised of the following:

	As of March 31, 2021			As of December 31, 2020
		Products &			Products &
(in thousands)	Patient Care	Services	Consolidated	Patient Care	Services	Consolidated
Gross charges before estimates for implicit price concessions	$143,007	$21,056	$164,063	$156,504	$21,300	$177,804
Less estimates for implicit price concessions:
Payor disallowances	(36,816)	—	(36,816)	(39,343)	—	(39,343)
Patient non-payments	(6,499)	—	(6,499)	(7,042)	—	(7,042)
Accounts receivable, gross	99,692	21,056	120,748	110,119	21,300	131,419
Allowance for doubtful accounts	—	(2,586)	(2,586)	—	(2,823)	(2,823)
Accounts receivable, net	$99,692	$18,470	$118,162	$110,119	$18,477	$128,596

Note E — Inventories

Our inventories are comprised of the following:

	As of March 31,	As of December 31,
(in thousands)	2021	2020
Raw materials	$20,251	$19,716
Work in process	15,808	12,040
Finished goods	42,563	44,673
Total inventories	$78,622	$76,429

Note F — Acquisitions

2021 Acquisition Activity

In the first quarter of 2021, we completed the acquisitions of all the outstanding equity interests of three O&P businesses and the assets of one O&P business for total consideration of $24.2 million, of which $19.2 million was cash consideration, net of cash acquired, $4.0 million was issued in the form of notes to shareholders at fair value, and $1.0 million in additional consideration.

We accounted for these transactions under the acquisition method of accounting and have reported the results of operations of each acquisition as of the respective dates of the acquisitions. We based the estimated fair values of intangible assets on an income approach utilizing the excess earnings method for customer relationships. The income approach utilizes management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions. Other significant judgments used in the valuation of tangible assets acquired in the acquisition include estimated selling price of inventory and estimated replacement cost for acquired property, plant, and equipment. For all other assets acquired and liabilities assumed, the fair value reflects the carrying value of the asset or liability due to their short maturity. We recorded the excess of the fair value of the consideration transferred in the acquisitions over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities, anticipated synergies through the scale of our O&P operations, and the assembled workforce. We expect that the majority of Goodwill, which has been assigned to our Patient Care reporting unit, will not be deductible for federal income tax purposes. The amount of tax deductible Goodwill acquired in these transactions was not material.

Acquisition-related costs are included in general and administrative expenses in our condensed consolidated statements of operations. Total acquisition-related costs incurred during the three months ended March 31, 2021 was $0.4 million, which includes those costs for transactions that are in progress or were not completed during the respective period. Acquisition-related costs incurred for the acquisitions completed during the three months ended March 31, 2021 was $0.2 million.

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

The aggregate purchase price of these acquisitions were allocated on a preliminary basis as follows:

(in thousands)
Cash paid, net of cash acquired	$19,238
Issuance of Seller Notes at fair value	3,956
Additional consideration, net	998
Aggregate purchase price	24,192

Accounts receivable	805
Inventories	756
Customer relationships (Weighted average useful life of 5.0 years)	2,460
Other assets and liabilities, net	(589)
Net assets acquired	3,432
Goodwill	$20,760

Right-of-use assets and lease liabilities related to operating leases recognized in connection with the acquisitions completed during the three months ended March 31, 2021 were $1.5 million.

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

Right-of-use assets and lease liabilities related to operating leases recognized in connection with acquisitions completed for the year ended December 31, 2020 were $5.5 million.

Note G — Goodwill and Other Intangible Assets

We assess goodwill and indefinite-lived intangible assets for impairment annually as of October 1st, and between annual tests if an event occurs, or circumstances change, that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

The following table summarizes the activity in goodwill of the Patient Care operating segment for the periods indicated:

	For the Three Months Ended March 31, 2021
	Goodwill,	Accumulated	Goodwill,
(in thousands)	Gross	Impairment	Net
As of December 31, 2020	$705,891	$(428,668)	$277,223
Additions from acquisitions	20,760	—	20,760
Measurement period adjustments (1)	183	—	183
As of March 31, 2021	$726,834	$(428,668)	$298,166

(1)	Measurement period adjustments increasing goodwill relate to acquisitions in the prior year of approximately $0.2 million and are primarily attributable to adjustments to the preliminary allocations of customer relationship intangibles.

	For the Year Ended December 31, 2020
	Goodwill,	Accumulated	Goodwill,
(in thousands)	Gross	Impairment	Net
As of December 31, 2019	$660,912	$(428,668)	$232,244
Additions from acquisitions	45,144	—	45,144
Measurement period adjustments (1)	(165)	—	(165)
As of December 31, 2020	$705,891	$(428,668)	$277,223

(1)	Measurement period adjustments reducing goodwill relate to acquisitions in the current and prior year of approximately $0.2 million and are primarily attributable to adjustments to the preliminary allocations of customer relationship intangibles.

As of December 31, 2017, goodwill of approximately $139.3 million within the Products and Services operating segment was impaired in full.

The balances related to intangible assets as of March 31, 2021 and December 31, 2020 are as follows:

	As of March 31, 2021
	Gross
	Carrying	Accumulated	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Impairment	Amount
Customer lists	$19,339	$(6,712)	$—	$12,627
Trade name	255	(183)	—	72
Patents and other intangibles	8,994	(5,966)	—	3,028
Definite-lived intangible assets	28,588	(12,861)	—	15,727
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$37,658	$(12,861)	$(4,953)	$19,844

	As of December 31, 2020
	Gross
	Carrying	Accumulated	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Impairment	Amount
Customer lists	$16,879	$(5,845)	$—	$11,034
Trade name	255	(176)	—	79
Patents and other intangibles	9,011	(5,810)	—	3,201
Definite-lived intangible assets	26,145	(11,831)	—	14,314
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$35,215	$(11,831)	$(4,953)	$18,431

Amortization expense related to other intangible assets was approximately $1.0 million and $1.4 million for the three months ended March 31, 2021 and 2020.

Estimated aggregate amortization expense for definite-lived intangible assets for each of the next five years ended December 31, and thereafter is as follows:

(in thousands)
2021 (remainder of the year)	$3,290
2022	4,319
2023	4,076
2024	2,586
2025	1,397
Thereafter	59
Total	$15,727

Note H — Other Current Assets and Other Assets

Other current assets consist of the following:

	As of March 31,	As of December 31,
(in thousands)	2021	2020
Non-trade receivables	$6,411	$6,063
Prepaid maintenance	4,057	2,942
Prepaid insurance	2,424	266
Other prepaid assets	2,597	3,086
Total other current assets	$15,489	$12,357

Other assets consist of the following:

	As of March 31,	As of December 31,
(in thousands)	2021	2020
Implementation costs for cloud computing arrangements	$5,187	$4,811
Cash surrender value of company-owned life insurance	4,159	3,973
Finance lease right-of-use assets	2,906	3,016
Deposits	2,156	2,144
Non-trade receivables	1,310	1,274
Other	486	516
Total other assets	$16,204	$15,734

Note I — Accrued Expenses and Other Current Liabilities and Other Liabilities

Accrued expenses and other current liabilities consist of:

	As of March 31,	As of December 31,
(in thousands)	2021	2020
Patient prepayments, deposits, and refunds payable	$25,823	$27,195
Accrued sales taxes and other taxes	9,837	9,863
Insurance and self-insurance accruals	7,912	7,651
Derivative liability	7,585	7,686
Accrued professional fees	916	1,016
Accrued interest payable	542	440
Other current liabilities	9,876	9,010
Total	$62,491	$62,861

Other liabilities consist of:

	As of March 31,	As of December 31,
(in thousands)	2021	2020
Supplemental executive retirement plan obligations	$20,133	$21,503
Derivative liability	11,182	14,388
Long-term insurance accruals	7,444	7,326
Deferred payroll taxes	5,918	5,918
Unrecognized tax benefits	5,050	5,465
Other	2,018	1,993
Total	$51,745	$56,593

Note J — Income Taxes

We recorded a benefit for income taxes of $2.2 million and $1.9 million for the three months ended March 31, 2021 and March 31, 2020. The effective tax rate was 39.3% and 10.5% for the three months ended March 31, 2021 and March 31, 2020, respectively.

The increase in the effective tax rate for the three months ended March 31, 2021 compared with the three months ended March 31, 2020 is primarily attributable to a higher estimated annual pre-tax income impacted less proportionally by nondeductible permanent items for the three months ended March 31, 2021 as compared to the prior period. Our effective tax rate for the three months ended March 31, 2021 differed from the federal statutory tax rate of 21% primarily due to research and development credits, non-deductible expenses, and windfall from share-based compensation. Our effective tax rate for the three months ended March 31, 2020 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses and windfall from share-based compensation.

For the year ended December 31, 2020, we completed a formal study to identify qualifying research and development expenses resulting in the recognition of Federal tax benefits of $2.2 million, net of tax reserves, related to 2020 and $6.1 million, net of tax reserves, related to prior years. We recorded the tax benefit, before tax reserves, as a deferred tax asset. For the year ended December 31, 2021, we estimate a Federal tax benefit of $3.0 million, net of tax reserves.

The CARES Act, which was enacted on March 27, 2020, includes changes to certain tax laws related to the deductibility of interest expense and depreciation, as well as the provision to carryback net operating losses to five preceding years. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. As a result of the CARES Act provisions, for the year ended December 31, 2020, we recognized a tax benefit of $4.0 million resulting from the loss carryback claim to a prior period with a higher statutory rate, which also decreased our current income taxes payable by $17.2 million as of December 31, 2020.

Note K — Debt and Other Obligations

Debt consists of the following:

	As of March 31,	As of December 31,
(in thousands)	2021	2020
Debt:
Term Loan B	$489,850	$491,113
Seller Notes	14,876	11,510
Deferred payment obligation	4,000	4,000
Finance lease liabilities and other	3,712	3,869
Total debt before unamortized discount and debt issuance costs	512,438	510,492
Unamortized discount and debt issuance costs, net	(7,048)	(7,395)
Total debt	$505,390	$503,097

Current portion of long-term debt:
Term Loan B	$5,050	$5,050
Seller Notes	5,043	4,060
Finance lease liabilities and other	971	975
Total current portion of long-term debt	11,064	10,085
Long-term debt	$494,326	$493,012

Refinancing of Credit Agreement and Term B Borrowings

On March 6, 2018, we entered into a new $605.0 million Senior Credit Facility (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025. Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.2 million as of March 31, 2021. We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.

We had approximately $94.8 million in available borrowing capacity under our $100.0 million revolving credit facility as of March 31, 2021.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. For the three months ended March 31, 2021, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 3.6%. We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note M – “Derivative Financial Instruments.”

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

The Credit Agreement contains various restrictions and covenants, including: (i) requirements that we maintain certain financial ratios at prescribed levels, (ii) a prohibition on payment of dividends and other distributions and (iii) restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions outside the healthcare industry. The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement (some of which were amended in May 2020 by the Amendment (as defined and described below)): (i) a maximum consolidated first lien net leverage ratio (“Net Leverage Ratio”) (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) of 4.50 to 1.00 for the fiscal quarter ended March 31, 2021; 4.25 to 1.00 for the fiscal quarters ended June 30, 2021 through March 31, 2022; and 3.75 to 1.00 for the fiscal quarter ended June 30, 2022 and the last day of each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter.

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

In May 2020, we entered into an amendment to the Credit Agreement (the “Amendment”) that provided for, amongst other things, an increase in the maximum Net Leverage Ratio to 5.25 to 1.00 for the fiscal quarter ended March 31, 2021; 5.00 to 1.00 for the fiscal quarters ended June 30, 2021 through September 30, 2021; and 4.75 to 1.00 for the quarter ended December 31, 2021 and the last day of each fiscal quarter thereafter. In addition, the Amendment changed the definition of EBITDA used in the Net Leverage Ratio and minimum interest coverage ratio to adjust for declines in net revenue attributable to the COVID-19 pandemic. Borrowings under the revolving credit facility will bear interest at a variable rate equal to the greater of LIBOR or 1%, plus 3.75%. In addition, the Amendment contained certain restrictions and covenants that further limit our ability, and certain of our subsidiaries’ ability, to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions not financed with the proceeds of an equity offering, except that certain acquisitions are permitted after September 30, 2020, in the event we maintain certain leverage and liquidity thresholds. We capitalized debt issuance costs of $0.2 million in connection with the Amendment, which were recorded in Other assets.

We were in compliance with all covenants at March 31, 2021.

Seller Notes and the Deferred Payment Obligation

We typically issue subordinated promissory notes (“Seller Notes”) as a part of the consideration transferred when making acquisitions. The Seller Notes are unsecured and are presented net of unamortized discount of $0.9 million as of March 31, 2021 and December 31, 2020, respectively. We measure these instruments at their estimated fair values as of the respective acquisition dates. The stated interest rates on these instruments range from 2.70% to 3.00%. Principal and interest are payable in quarterly or annual installments and mature through February 2026.

Amounts due under the deferred payment obligation to the former shareholders of an acquired O&P business are unsecured and presented net of unamortized discount of $0.5 million as of March 31, 2021 and December 31, 2020, respectively. The deferred payment obligation was measured at its estimated fair value as of the acquisition date and accrues interest at a rate of 3.0%. Principal and interest payments under the deferred payment obligation are due in annual installments beginning in 2024 and for three years thereafter.

Scheduled Maturities of Total Debt

Scheduled maturities of debt at March 31, 2021 were as follows:

(in thousands)
2021 (remainder of year)	$8,273
2022	10,040
2023	9,641
2024	8,979
2025	473,009
Thereafter	2,496
Total debt before unamortized discount and debt issuance costs, net	512,438
Unamortized discount and debt issuance costs, net	(7,048)
Total debt	$505,390

Note L — Fair Value Measurements

Financial Instruments

The carrying value of our outstanding term loan as of March 31, 2021 (excluding unamortized discounts and debt issuance costs of $6.1 million) was $489.9 million compared to its fair value of $488.0 million. The carrying value of our outstanding term loan as of December 31, 2020 (excluding unamortized discounts and debt issuance costs of $6.5 million) was $491.1 million compared to its fair value of $489.9 million. Our estimates of fair value are based on a discounted cash flow model and an indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

We have interest rate swap agreements designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement. See Note K - “Debt and Other Obligations” and Note M - “Derivative Financial Instruments” for further information.

We believe that the carrying value of the Seller Notes and the deferred payment obligation approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement. The carrying value of our outstanding Seller Notes and the deferred payment obligation issued in connection with past acquisitions as of March 31, 2021 and December 31, 2020 was $18.0 million and $14.6 million, net of unamortized discounts of $0.9 million, respectively.

Note M — Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024. As of March 31, 2021 and December 31, 2020, our swaps, had a notional value outstanding of $287.5 million and $300.0 million, respectively.

Change in Net Loss on Cash Flow Hedges Including Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020, respectively:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2020	$(16,771)
Unrealized gain recognized in other comprehensive loss, net of tax	529
Reclassification to interest expense, net	1,983
Balance as of March 31, 2021	$(14,259)

Balance as of December 31, 2019	$(10,137)
Unrealized loss recognized in other comprehensive loss, net of tax	(9,773)
Reclassification to interest expense, net	871
Balance as of March 31, 2020	$(19,039)

The following table presents the fair value of derivative liabilities within the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021		As of December 31, 2020
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	$—	$7,585	$—	$7,686
Other liabilities	—	11,182	—	14,388

Note N — Share-Based Compensation

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

As of March 31, 2021, there were 1,459,779 unvested restricted stock awards outstanding. This was comprised of 1,058,024 employee service-based awards with a weighted average grant date fair value of $21.26 per share, 331,132 employee performance-based awards with a weighted average grant date fair value of $21.51 per share, and 70,623 director service-based awards with a weighted average grant date value of $17.07 per share. As of March 31, 2021, there were 487,264 outstanding options exercisable with a weighted average exercise price of $12.77 and average remaining contractual term of 5.3 years.

We recognized a total of approximately $3.2 million and $3.5 million of share-based compensation expense for the three months ended March 31, 2021 and 2020, respectively. Share-based compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.

Note O — Supplemental Executive Retirement Plans

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

We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in net benefit cost and obligation during the three months ended March 31, 2021 and 2020 is as follows:

Change in Benefit Obligation:

(in thousands)	2021	2020
Benefit obligation as of December 31, 2020 and 2019, respectively	$19,746	$19,214
Service cost	123	98
Interest cost	87	121
Payments	(1,877)	(1,877)
Benefit obligation as of March 31	$18,079	$17,556

Amounts Recognized in the Condensed Consolidated Balance Sheets:

	As of March 31,	As of December 31,
(in thousands)	2021	2020
Current accrued expenses and other current liabilities	$1,913	$1,913
Non-current other liabilities	16,166	17,833
Total accrued liabilities	$18,079	$19,746

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

As of March 31, 2021 and December 31, 2020, the estimated accumulated obligation benefit is $4.9 million and $4.5 million, of which $4.7 million and $4.0 million is funded and $0.2 million and $0.5 million is unfunded at March 31, 2021 and December 31, 2020, respectively.

In connection with the DC SERP benefit obligation, we maintain a company-owned life insurance policy (“COLI”). The carrying value of the COLI is measured at its cash surrender value and is presented within “Other assets” in our condensed consolidated balance sheets. See Note H - “Other Current Assets and Other Assets” for additional information.

Note P — Commitments and Contingencies

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

Note Q — Segment and Related Information

We have identified two operating segments and both performance evaluation and resource allocation decisions are determined based on each segment’s income from operations. The operating segments are described further below.

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

The accounting policies of the segments are the same as those described in Note A - “Organization and Summary of Significant Accounting Policies” in our 2020 Form 10-K.

Intersegment revenue primarily relates to sales of O&P components from the Products & Services segment to the Patient Care segment. The sales are priced at the cost of the related materials plus overhead.

Summarized financial information concerning our reporting segments is shown in the following tables. Total assets for each of the segments has not materially changed from December 31, 2020.

	Patient Care		Products & Services
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
(in thousands)	2021	2020	2021	2020
Net revenues
Third party	$195,682	$190,183	$41,788	$43,556
Intersegments	—	—	47,047	46,022
Total net revenues	195,682	190,183	88,835	89,578
Material costs
Third party suppliers	51,617	53,124	23,553	24,117
Intersegments	8,305	6,553	38,742	39,469
Total material costs	59,922	59,677	62,295	63,586
Personnel expenses	75,754	76,345	14,126	12,840
Other expenses	36,141	38,148	5,803	8,320
Depreciation & amortization	4,815	4,476	1,935	2,752
Segment income from operations	$19,050	$11,537	$4,676	$2,080

A reconciliation of the total of the reportable segments’ income from operations to consolidated net loss is as follows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Income (loss) from operations
Patient Care	$19,050	$11,537
Products & Services	4,676	2,080
Corporate & other	(21,705)	(22,790)
Income (loss) from operations	2,021	(9,173)
Interest expense, net	7,340	8,269
Non-service defined benefit plan expense	167	158
Loss before income taxes	(5,486)	(17,600)
Benefit for income taxes	(2,156)	(1,852)
Net loss	$(3,330)	$(15,748)

A reconciliation of the reportable segments’ net revenues to consolidated net revenues is as follows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Net revenues
Patient Care	$195,682	$190,183
Products & Services	88,835	89,578
Corporate & other	—	—
Consolidating adjustments	(47,047)	(46,022)
Consolidated net revenues	$237,470	$233,739

A reconciliation of the reportable segments’ material costs to consolidated material costs is as follows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Material costs
Patient Care	$59,922	$59,677
Products & Services	62,295	63,586
Corporate & other	—	—
Consolidating adjustments	(47,047)	(46,022)
Consolidated material costs	$75,170	$77,241

Note R — Subsequent Events

In April 2021, we entered into a definitive share purchase agreement in connection with the acquisition of an O&P business for a total purchase price of $22.0 million. Due to the proximity of this transaction to the filing of this Form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed in this acquisition.

In April 2021, we recognized an additional $0.7 million in proceeds received from grants under the CARES Act.

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

Readers are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in Item 1A. “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained therein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events. Forward-looking statements and our liquidity, financial condition, and results of operations may be affected by the risks set forth in Item 1A. “Risk Factors”, contained in our 2020 Form 10-K, or by other unknown risks and uncertainties.

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 718 patient care clinics and 107 satellite locations in 46 states and the District of Columbia as of March 31, 2021. We also provide payor network contracting services to other O&P providers through this segment.

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

For the three months ended March 31, 2021, our net revenues were $237.5 million and we recorded net loss of $3.3 million. For the three months ended March 31, 2020, our net revenues were $233.7 million and we recorded net loss of $15.7 million.

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

Products & Services

Through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we distribute O&P components to independent O&P clinics and other customers. Through our wholly-owned subsidiary, Accelerated Care Plus Corp. (“ACP”), our therapeutic solutions business is a leading provider of rehabilitation technologies and integrated clinical programs to skilled nursing and post-acute rehabilitation providers. Our value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence-based clinical programs, and ongoing consultative education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. We currently serve approximately 3,900 skilled nursing and post-acute providers nationwide. Through our SureFit subsidiary, we also manufacture and sell therapeutic footwear for diabetic patients in the podiatric market. We also operate the Hanger Fabrication Network, which fabricates custom O&P devices for our patient care clinics, as well as for independent O&P clinics.

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

Effects of the COVID-19 Pandemic

Beginning in the last weeks of March 2020, our business volumes began to be adversely affected by the COVID-19 pandemic. As federal, state, and local authorities implemented social distancing and suppression measures to respond to an increasing number of nationwide COVID-19 infections, we experienced a decrease in our patient appointments and general business volumes. In response, during the last week of March 2020, we made certain changes to our operations, implemented a broad number of cost reduction measures, and delayed certain capital investment projects. Although our business volumes have shown gradual improvement from their initial significant decline in mid- 2020, the adverse impact of the COVID-19 pandemic on our business has continued through the first quarter of 2021. As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic, including temporary cost reduction measures largely in place during the second and third quarters of 2020, may not be indicative of future financial and operational performance. The volume effects and our operating responses are discussed further in this section, and the effects of COVID-19 on our financial condition is discussed in the “Financial Condition, Liquidity and Capital Resources” section below.

Effect on Business Volumes

Patient appointments in our clinics during the first quarter of 2021 declined by approximately 3% as compared to the corresponding period in 2020. During the quarter, our prosthetics and orthotics day-adjusted sales, excluding acquisitions, increased by approximately 1.0% and 1.9% respectively, with same clinic revenues increasing by 1.4% on a per day basis, when compared to the same period in the prior year. As of the end of March 2021, we re-opened all of our patient care clinics, although 38 clinics were open for reduced hours or by appointment only. We believe the generally more acute nature of conditions that lead to the need for prosthetics and orthotics, the patient age demographics and the relatively greater impact that the absence of access to these devices can have on a patient’s daily life were the primary reasons that have led to the graduated improvement in our business results. Billings for componentry delivered to independent providers of orthotics and prosthetics by our distribution services business remained flat during the first quarter of 2021, as compared to the same period in 2020. Due to significant geographic product mix and timing differences, there can be no assurance that these volumes or billing amounts will be reflective of our future results and are solely provided for the purposes of giving context to the magnitude of the effect of the COVID-19 pandemic on our business during the periods impacted by the COVID-19 pandemic.

In the early months of 2021, vaccines for combating COVID-19 were authorized by the US Food and Drug Administration, and the US government commenced a phased roll out of these vaccines. However, the initial quantities of the vaccines were limited, and the US government prioritized distribution to front-line health care workers and other essential workers, followed by individual populations that are most susceptible to the severe effects of COVID-19. Given the continuing impact of restrictions to mitigate the spread of COVID-19 and unknown challenges with regards to the effectiveness, distribution, and acceptance of COVID-19 vaccines, we believe that the COVID-19 pandemic will continue to affect our business volumes in 2021 when compared to pre- pandemic levels.

Nevertheless, the overall adverse impact of the COVID-19 pandemic on our business volumes has diminished over time, and our patient appointment and other business volumes continue to gradually improve as the prevalence of the virus decreases and COVID-19 vaccines become more widely available. Additionally, we believe that if a patient is initially unable or unwilling to come to one of our clinics to receive their prosthetic or orthotic device, then their ultimate need for that device is not likely to change, and we could accordingly have some favorable volume recovery effect in future periods as the impacts of the COVID-19 pandemic subsides.

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

As a result of the COVID-19 pandemic, we found it necessary to reduce our personnel costs in response to significant decreases in business volumes. Commencing at the start of April 2020, personnel cost reductions were implemented through (i) an average 32% decrease in the salaries of all of our exempt employees, the percentage of which varied from lower amounts for lower salaried employees up to reduction amounts ranging from 47% to 100% for our senior leadership team; (ii) the furloughing of certain employees on a voluntary and involuntary basis; (iii) the reduction of work hours for non-exempt employees; (iv) modification of bonus, commission, and other variable incentive plans; (v) the reduction of overtime expenses; (vi) the elimination of certain open positions; (vii) a reduction in the use of contract employees, and (viii) the temporary suspension of certain auto allowances. During the period April 2020 through September 2020, salaries were gradually reinstated, with full reinstatement of all exempt employees’ salaries being effective on September 19, 2020. We believe this approach allowed us to retain as many employees as possible to preserve the experience, culture, and patient service capabilities of our workforce for periods subsequent to the COVID-19 pandemic.

In addition to these reductions in operating expenses, we temporarily delayed the implementation of our supply chain and financial systems, further discussed in the “New Systems Implementations” section. We also suspended construction of our new fabrication facility in Tempe, Arizona, and other projects related to the reconfiguration of our distribution facilities. We resumed construction of the Tempe, Arizona fabrication facility in the first quarter of 2021, and anticipate that we will recommence the remaining activities in the second quarter of 2021. These actions to delay activities during 2020 will correspondingly delay our achievement of the financial benefits expected from them into future periods.

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

During 2020, we recognized a total benefit of $24.0 million in our consolidated statement of operations within Other operating costs for the grant proceeds we received under the CARES Act from HHS. In April 2021, we received approximately $0.7 million in additional grant proceeds under the CARES Act from HHS.

Other Products & Services Performance Considerations

As discussed in our 2020 Form 10-K, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, several of the larger independent O&P providers we served through the distribution of componentry encountered financial difficulties during the three months ended March 31, 2021, which resulted in our discontinuing distribution services to these customers. Generally, we believe our distribution customers encounter reimbursement pressures similar to those we experience in our own Patient Care segment and, depending on their ability to adapt to the increased claims documentation standards that have emerged in our industry, this may either limit the rate of growth of some of our customers, or otherwise affect the rate of growth we experience in our distribution of O&P componentry to independent providers. During future periods, in addition to the adverse effects of the COVID-19 pandemic discussed above, we currently believe our rate of revenue growth in this segment may decrease as we choose to limit the extent to which we distribute certain low margin orthotic products. Additionally, to the extent that we acquire independent O&P providers who are pre-existing customers of our distribution services, our revenue growth in this segment would be adversely affected as we would no longer recognize external revenue from the components we provide them.

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

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the VA. The following is a summary of our payor mix, expressed as an approximate percentage of net revenues for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Medicare	29.3%	32.5%
Medicaid	17.4%	16.2%
Commercial Insurance / Managed Care (excluding Medicare and Medicaid Managed Care)	35.6%	34.9%
Veterans Administration	10.1%	9.4%
Private Pay	7.6%	7.0%
Patient Care	100.0%	100.0%

Patient Care constituted 82.4% and 81.4% of our net revenues for the three months ended March 31, 2021 and 2020, respectively. Our remaining net revenues were provided by our Products & Services segment which derives its net revenues from commercial transactions with independent O&P providers, healthcare facilities, and other customers. In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

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

A measure of our effectiveness in securing reimbursement for our services can be found in the degree to which payors ultimately disallow payment of our claims. Payors can deny claims due to their determination that a physician who referred a patient to us did not sufficiently document that a device was medically necessary or clearly establish the ambulatory (or”activity”) level of a patient. Claims can also be denied based on our failure to ensure that a patient was currently eligible under a payor’s health plan, that the plan provides full O&P benefits, that we received prior authorization, or that we filed or appealed the payor’s determination timely, as well as on the basis of our coding, failure by certain classes of patients to pay their portion of a claim, or for various other reasons. If any portion of, or administrative factor within, our claim is found by the payor to be lacking, then the entirety of the claim amount may be denied reimbursement.

In recent years, we have taken a number of actions to manage payor disallowance trends. These initiatives included: (i) the creation of a central revenue cycle management function; (ii) the implementation of a patient management and electronic health record system; and (iii) the establishment of new clinic-level procedures and training regarding the collection of supporting documentation and the importance of diligence in our claims submission processes.

Payor disallowances is considered an adjustment to the transaction price. Estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are presented as a reduction of net revenues. These amounts recorded in net revenues within the Patient Care segment for the three months ended March 31, 2021 and 2020 are as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	2021	2020
Gross charges	$201,452	$199,953
Less estimated implicit price concessions arising from:
Payor disallowances	4,514	8,075
Patient non-payments	1,256	1,695
Payor disallowances and patient non-payments	5,770	9,770
Net revenues	$195,682	$190,183

Payor disallowances	$4,514	$8,075
Patient non-payments	1,256	1,695
Payor disallowances and patient non-payments	$5,770	$9,770

Payor disallowances %	2.3%	4.0%
Patient non-payments %	0.6%	0.9%
Percent of gross charges	2.9%	4.9%

Payor disallowances and patient non-payments as percentage of gross charges both decreased significantly in the first quarter as compared with the first quarter of the prior year. During 2020 and the first quarter of 2021, we benefited from reductions in claims denials and increases in our rates of collection. This has been due to a variety of factors, including increases in our revenue cycle management staffing and an increased focus on collections and liquidity during a period of reduced business volumes, a possible temporary relaxing of payor review procedures during the COVID-19 pandemic, the benefit of CARES Act funds on the ability of patients to pay their portion of claims and other factors relating to our pre-authorization and documentation procedures for devices. We do not believe this favorable trend will necessarily be sustainable in future periods as the COVID-19 pandemic subsides and patient volumes and resulting revenues increase.

Acquisitions

In the first quarter of 2021, we completed the acquisitions of all the outstanding equity interests of three O&P businesses and the assets of one O&P business for total consideration of $24.2 million, of which $19.2 million was cash consideration, net of cash acquired, $4.0 million was issued in the form of notes to shareholders at fair value, and $1.0 million in additional consideration.

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

•

In the fourth quarter of 2020, we completed the acquisitions of all the outstanding equity interests of four O&P businesses for total consideration of $7.1 million, of which $4.9 million was cash consideration, net of cash acquired, $1.9 million was issued in the form of notes to shareholders at fair value, and $0.3 million in additional consideration.

Acquisition-related costs are included in general and administrative expenses in our consolidated statements of operations. Total acquisition-related costs incurred during the three month period ended March 31, 2021 were $0.4 million, which includes those costs for transactions that are in progress or not completed during the respective period. Acquisition-related costs incurred for acquisitions completed during the three month period ended March 31, 2021 were $0.2 million. Total acquisition-related costs incurred during the year ended December 31, 2020 were $0.9 million, which includes those costs for transactions that are in progress or not completed during the respective period. Acquisition-related costs incurred for acquisitions completed during the year ended December 31, 2020 were $0.6 million.

New Systems Implementations

During 2019, we commenced the design, planning, and initial implementation of new financial and supply chain systems (“New Systems Implementations”), and planned to invest in new servers and software that operate as a part of our technology infrastructure.

As discussed in the “Effects of the COVID-19 Pandemic” section, we elected in 2020 to temporarily delay our New Systems Implementations as part of our efforts to preserve liquidity. We recommenced these activities in the second quarter of 2021.

In connection with our new financial and supply chain systems, for the three month period ended March 31, 2021 and March 31, 2020, we expensed $0.6 million and $0.9 million, respectively. For the year ended December 31, 2020, we expensed $2.6 million. We currently anticipate that we will spend $5.6 million for the full year 2021 on these systems.

As of March 31, 2021, we capitalized $5.5 million of implementation costs for cloud computing arrangements, net of accumulated amortization, and recorded in other current assets and other assets in the condensed consolidated balance sheet.

Personnel

While we have traditionally been able to recruit and retain adequate staffing to operate and support our business, our ability to support growth is dependent on our ability to add new personnel. Nevertheless, as many employers are experiencing, we are currently finding it difficult to recruit and retain personnel in certain positions, including clinic front office administrative, distribution center, and fabrication center positions. We may find it necessary to increase wages in these areas in coming quarters if we find that we are unable to attract a sufficient number of personnel.

Seasonality

We believe our business is affected by the degree to which patients have otherwise met the deductibles for which they are responsible in their medical plans during the course of the year. The first quarter is normally our lowest relative net revenue quarter, followed by the second and third quarters, which are somewhat higher and consistent with one another. Due to the general fulfillment by patients of their health plan co-payments and deductible requirements towards the year’s end, our fourth quarter is normally our highest revenue producing quarter. However, historical seasonality patterns have been impacted by the COVID-19 pandemic and may not be reflective of our prospective financial results and operations. Please refer to the “Effects of the COVID-19 Pandemic” section for further discussion.

Our results are also affected, to a lesser extent, by our holding of an education fair in the first quarter of each year. This event is conducted to assist our clinicians in maintaining their training and certification requirements and to facilitate a national meeting with our clinical leaders. We also invite manufacturers of the componentry for the devices we fabricate to these annual events so they can demonstrate their products and otherwise assist in our training process. Due to the COVID-19 pandemic, we conducted our first virtual education fair in 2021. During the three months ended March 31, 2021 and 2020 we spent $0.3 million and $2.3 million on travel and other costs associated with this event, respectively. In addition to the costs we incur associated with this annual event, we also lose the productivity of a significant portion of our clinicians during the period in which this event occurs, which contributes to the lower seasonal revenue level we experience during the first quarter of each year.

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

The use of different estimates, assumptions, or judgments could have a material effect on reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period. These critical accounting policies are described in more detail in our 2020 Form 10-K, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note A - “Organization and Summary of Significant Accounting Policies” contained within these condensed consolidated financial statements.

Results of Operations

Our results of operations for the three months ended March 31, 2021 and 2020 were as follows (unaudited):

	For the Three Months Ended
	March 31,		Percent Change
(dollars in thousands)	2021	2020	2021 vs 2020
Net revenues	$237,470	$233,739	1.6%
Material costs	75,170	77,241	(2.7)%
Personnel costs	89,880	89,185	0.8%
Other operating costs	31,460	35,886	(12.3)%
General and administrative expenses	30,941	31,769	(2.6)%
Depreciation and amortization	7,998	8,831	(9.4)%
Operating expenses	235,449	242,912	(3.1)%
Income (loss) from operations	2,021	(9,173)	122.0%
Interest expense, net	7,340	8,269	(11.2)%
Non-service defined benefit plan expense	167	158	5.7%
Loss before income taxes	(5,486)	(17,600)	68.8%
Benefit for income taxes	(2,156)	(1,852)	(16.4)%
Net loss	$(3,330)	$(15,748)	78.9%

During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Three Months Ended March 31,
	2021	2020
Material costs	31.7%	33.0%
Personnel costs	37.8%	38.2%
Other operating costs	13.2%	15.3%
General and administrative expenses	13.0%	13.6%
Depreciation and amortization	3.4%	3.8%
Operating expenses	99.1%	103.9%

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Relevance of First Quarter Results to Comparative and Future Periods. As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter of 2020, our revenues and operating results began to be adversely affected by the COVID-19 pandemic, a trend which continued throughout 2020 and into 2021. The effects of this public health emergency on our revenues and earnings in the three months ended March 31, 2021 impacted the comparison to our historical financial results. As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic, including temporary cost reduction measures largely in place during the second and third quarters of 2020, may not be indicative of future financial and operational performance. Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.

Net revenues. Net revenues for the three months ended March 31, 2021 were $237.5 million, an increase of $3.7 million, or 1.6%, from $233.7 million for the three months ended March 31, 2020. Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended
	March 31,			Percent
(dollars in thousands)	2021	2020	Change	Change
Patient Care	$195,682	$190,183	$5,499	2.9%
Products & Services	41,788	43,556	(1,768)	(4.1)%
Net revenues	$237,470	$233,739	$3,731	1.6%

Patient Care net revenues for the three months ended March 31, 2021 were $195.7 million, an increase of $5.5 million, or 2.9%, from $190.2 million for the same period in the prior year. Same clinic revenues decreased $3.3 million for the three months ended March 31, 2021. However, on a day-adjusted basis, excluding acquisitions, same clinic revenues increased by 1.4%, as there were two fewer business days in the first quarter of 2021 as compared to 2020. Net revenues from acquired clinics and consolidations increased $9.0 million, and revenues from other services decreased $0.2 million.

Prosthetics constituted approximately 52% of our total Patient Care revenues for the three months ended March 31, 2021 and 2020, excluding the impact of acquisitions. Prosthetic revenues for the three months ended March 31, 2021 were 1.0% higher, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions. Orthotics, shoes, inserts, and other products increased by 1.9% on a per-day basis compared to the same comparative prior periods, excluding the impact of acquisitions. Revenue growth in the quarter was benefited by decreases in disallowance and patient non-payment rates as compared to the prior year period, please refer to the “Reimbursement Trends” section above for a discussion of these favorable trends. Revenues in the latter half of March 2020 were adversely affected due to a decline in patient appointment volumes as a result of the onset of the COVID-19 pandemic, governmental suppression measures implemented in response to the COVID-19 pandemic, and other factors impacting our business volumes discussed in the “Effects of the COVID-19 Pandemic” section.

Products & Services net revenues for the three months ended March 31, 2021 were $41.8 million, a decrease of $1.8 million, or 4.1% from the same period in the prior year. This was primarily attributable to a decrease of $1.0 million, or 3.3%, in the distribution of O&P componentry to independent providers stemming primarily from there being two fewer business days in the first quarter of 2021 as compared with that of 2020. Within our distribution services, decreases in revenue associated with the discontinuance of providing certain off-the-shelf orthotics to podiatry distributors and reductions in revenue associated with our acquisition of independent orthotics and prosthetic providers were offset by increases in volumes to new customers and the expansion of sales to existing customers of additional componentry items added to our product offerings. In addition, net revenues from therapeutic solutions decreased $0.8 million, or 6.2%, primarily as a result of the impact of historical customer lease cancellations and discounts.

Material costs. Material costs for the three months ended March 31, 2021 were $75.2 million, a decrease of $2.1 million or 2.7%, from the same period in the prior year. Total material costs as a percentage of net revenues decreased to 31.7% in the three months ended March 31, 2021 from 33.0% in the three months ended March 31, 2020 primarily due to changes in our Product & Services segment business and product mix. Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended
	March 31,			Percent
(dollars in thousands)	2021	2020	Change	Change
Patient Care	$59,922	$59,677	$245	0.4%
Products & Services	15,248	17,564	(2,316)	(13.2)%
Material costs	$75,170	$77,241	$(2,071)	(2.7)%

Patient Care material costs increased $0.2 million, or 0.4%, for the three months ended March 31, 2021 compared to the same period in the prior year as a result of the reduction in segment net sales, offset by additional costs as a result of our acquisitions and changes in the segment product mix. Patient Care material costs as a percent of segment net revenues decreased to 30.6% for the three months ended March 31, 2021 from 31.4% for the three months ended March 31, 2020.

Products & Services material costs decreased $2.3 million, or 13.2%, for the three months ended March 31, 2021 compared to the same period in the prior year. As a percent of net revenues in the Products & Services segment, material costs were 36.5% for the three months ended March 31, 2021 as compared to 40.3% in the same period of 2020. The decrease in cost of materials as a percent of segment net revenues was primarily due to cost savings related to certain supply chain initiatives and a change in business volume and product mix within the segment.

Personnel costs. Personnel costs for the three months ended March 31, 2021 were $89.9 million, an increase of $0.7 million, or 0.8%, from $89.2 million for the same period in the prior year. Personnel costs by operating segment were as follows:

	For the Three Months Ended
	March 31,			Percent
(dollars in thousands)	2021	2020	Change	Change
Patient Care	$75,754	$76,345	$(591)	(0.8)%
Products & Services	14,126	12,840	1,286	10.0%
Personnel costs	$89,880	$89,185	$695	0.8%

Personnel costs for the Patient Care segment were $75.8 million for the three months ended March 31, 2021, a decrease of $0.6 million, or 0.8%, from $76.3 million in the same period of the prior year. The decrease in Patient Care personnel costs during the three months ended March 31, 2021 was primarily related to the release of the vacation accrual of $0.9 million, as well as decreases in salary expense of $0.2 million, commissions of $0.2 million, and payroll taxes of $0.1 million. These decreases were offset by an increase of $0.7 million in benefits and an increase in variable compensation and other personnel costs of $0.1 million, compared to the three months ended March 31, 2020.

Personnel costs in the Products & Services segment were $14.1 million for the three months ended March 31, 2021, an increase of $1.3 million compared to the same period in the prior year. Salary expense increased $0.5 million and bonus, commissions, and other personnel cost increased $0.8 million for the three months ended March 31, 2021 compared to the same period in the prior year.

Other operating costs. Other operating costs for the three months ended March 31, 2021 were $31.5 million, a decrease of $4.4 million, or 12.3%, from $35.9 million for the same period in the prior year. Travel, professional education, and other expenses decreased $4.4 million due to cost mitigation efforts as a result of the COVID-19 pandemic, and bad debt expense decreased $2.1 million primarily due to favorable collection experience. During the quarter we benefited by $2.0 million in travel and professional education expenses through conducting our annual provider meeting and education event as a “virtual” event. In future years, we currently believe that this first quarter meeting will be conducted as it has in prior years, as a physical meeting, and these expenses will resume in those periods. The decreases were offset by a $1.5 million increase in other expenses and a $0.6 million increase in rent expense from new, renewed, and acquired leases as compared to the same period in the prior year.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2021 were $30.9 million, a decrease of $0.8 million, or 2.6%, from the same period in the prior year. Professional accounting and legal fees decreased $1.5 million primarily due to targeted efforts to remediate material weaknesses in our internal controls over financial reporting that occurred in the three months ended March 31, 2020 that did not recur in the same period of 2021, and salary and other expenses decreased $0.7 million as compared to the same period in the prior year. The decreases were offset by an increase in incentive and other personnel costs of $1.4 million compared to the three months ended March 31, 2020.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2021 was $8.0 million, a decrease of $0.8 million, or 9.4%, from the same period in the prior year. Depreciation expense decreased $0.6 million and amortization expense decreased $0.2 million when compared to the same period in the prior year.

Interest expense, net. Interest expense for the three months ended March 31, 2021 decreased 11.2% to $7.3 million from $8.3 million for the same period in the prior year.

Benefit for income taxes. The benefit for income taxes for the three months ended March 31, 2021 was $2.2 million, or 39.3% of loss before income taxes, compared to a benefit of $1.9 million, or 10.5% of loss before income taxes for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 consisted principally of the 21% federal statutory tax rate, research and development credits, and permanent tax differences. The increase in the effective tax rate for the three months ended March 31, 2021 compared with the three months ended March 31, 2020 is primarily attributable to a higher estimated annual pre-tax income impacted less proportionally by nondeductible permanent items for the three months ended March 31, 2021 as compared to the prior period.

We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law. Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment. As of March 31, 2021, our valuation allowance was approximately $2.1 million.

For the year ended December 31, 2020, we completed a formal study to identify qualifying research and development expenses resulting in the recognition of Federal tax benefits of $2.2 million, net of tax reserves, related to 2020 and $6.1 million, net of tax reserves, related to prior years. We recorded the tax benefit, before tax reserves, as a deferred tax asset. For the year ended December 31, 2021, we estimate a Federal tax benefit of $3.0 million, net of tax reserves. We record the tax benefit, before tax reserves, as a deferred tax asset.

The CARES Act, which was enacted on March 27, 2020, includes changes to certain tax laws related to the deductibility of interest expense and depreciation, as well as the provision to carryback net operating losses to five preceding years. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. As a result of the CARES Act provisions, for the year ended December 31, 2020, we recognized a tax benefit of $4.0 million resulting from the loss carryback claim to a prior period with a higher statutory rate, which also decreased our current income taxes payable by $17.2 million as of December 31, 2020.

Financial Condition, Liquidity, and Capital Resources

Liquidity

Our cash and cash equivalents, and any amounts we have available for borrowing under our revolving credit facility, are immediately available to provide cash for our operations and capital expenditures. We refer to the sum of these two amounts as our “liquidity.”

At March 31, 2021, we had total liquidity of $165.1 million, which reflected a decrease of $74.3 million from the $239.4 million in liquidity we had as of December 31, 2020. Our liquidity at March 31, 2021 was comprised of cash and cash equivalents of $70.3 million and $94.8 million in available borrowing capacity under our $100.0 million revolving credit facility. This decrease in liquidity primarily related to a decrease in cash of $74.3 million, comprised of net cash used in operations of $42.4 million, cash paid for acquisitions, net of cash acquired, of $19.4 million, capital expenditures of $6.9 million, and net cash used in financing activities of $6.4 million. Due to the seasonality of our business and our payment of annual incentive compensation and related compensatory items, we usually experience significant first quarter uses of cash in operations.

On a comparable period basis, our liquidity of $165.1 million as of March 31, 2021 reflected an increase of $33.3 million as compared with the liquidity of $131.8 million reported as of March 31, 2020.

Our Credit Agreement contains customary representations and warranties, as well as financial covenants, including that we maintain compliance with certain leverage and interest coverage ratios. If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds under our revolving credit facility. Due to the additional borrowings under our revolving credit facility in March 2020, which were repaid in full during the third quarter of 2020, and in anticipation of the potential economic impact of the COVID-19 pandemic, we entered into an amendment to the Credit Agreement that provided for, among other things, increases in the allowable level of indebtedness we may carry relative to our earnings, changes in the definition of EBITDA used to compute certain financial ratios, certain restrictions regarding investments and payments we may make until the completion of the first quarter of 2021 and increases in the interest costs associated with borrowings under our revolving credit facility. We were in compliance with our debt covenants as of March 31, 2021.

For additional discussion, please refer to the Liquidity Outlook section below.

Working Capital and Days Sales Outstanding

At March 31, 2021, we had working capital of $100.2 million compared to working capital of $129.3 million at December 31, 2020. Our working capital decreased $29.0 million during the three months ended March 31, 2021 due to a decrease in current assets of $79.4 million, partially offset by a decrease in current liabilities of $50.4 million.

The decrease in current assets of $79.4 million was primarily attributable to a decrease in Cash and cash equivalents of $74.3 million discussed in the “Liquidity” section above, and a decrease in Accounts receivable, net of $10.4 million. The decreases were offset by an increase of approximately $3.1 million in Other current assets and Inventories of $2.2 million.

The decrease in current liabilities of $50.4 million was primarily attributable to a net decrease in accrued incentive compensation related costs of $36.9 million, primarily due to the payment of $42.9 million in annual incentive compensation and the employer 401(k) matching contribution made during the first quarter of the year. The remainder of the decrease is primarily attributable to a decrease of $14.1 million in Accounts payable.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90-day rolling period of net revenue. This computation can provide a relative measure of the effectiveness of our billing and collections activities. Clinics acquired during the past 90-day period are excluded from the calculation. As of March 31, 2021, our DSO was 45 days, which compares favorably to a DSO of 50 days as of March 31, 2020. The reduction is attributable to improved collections experience due to the targeted efforts of our centralized revenue cycle management function.

Sources and Uses of Cash for the Three Months Ended March 31, 2021 Compared to March 31, 2020

Net cash flows used in operating activities increased $20.4 million to $42.4 million for the three months ended March 31, 2021 from net cash used in operating activities of $22.0 million for the three months ended March 31, 2020. The comparative increase in operating cash flows is primarily attributable to a combination of lower revenues and the acceleration of cash collections of Accounts receivable of $17.1 million, when compared to the same periods in the prior year. This is consistent with the decline in DSO from 50 days as of March 31, 2020 to 45 days as of March 31, 2021. The remaining increase in cash used from operating activities primarily related to cash used in the satisfaction of Accounts payable of $9.3 million and changes in Inventories of $2.4 million, partially offset by an increase in income of $12.4 million during the quarter.

Cash flows used in investing activities increased $17.0 million to $25.5 million for the three months ended March 31, 2021, from $8.5 million for the three months ended March 31, 2020. The increase in cash used in investing activities was due to an increase of $19.4 million in cash paid for acquisitions, net of cash acquired, partially offset by $1.9 million less in capital expenditures.

Cash flows used in financing activities decreased to $6.4 million for the three months ended March 31, 2021, from cash provided by financing activities of $72.0 million for the three months ended March 31, 2020. The decrease in cash used in financing activities is primarily due to $79.0 million in proceeds from borrowings under our revolving credit facility in March 2020, offset by the net effect of activities of $0.6 million.

Effect of Indebtedness

On March 6, 2018, we entered into a $605.0 million Credit Agreement, which provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025. For additional discussion surrounding the Credit Agreement, see Note K - “Debt and Other Obligations,” in the notes to the condensed consolidated financial statements contained elsewhere in this report. Cash paid for interest totaled $6.6 million and $7.5 million for the three months ended March 31, 2021 and 2020, respectively.

In May 2020, we entered into an amendment to the Credit Agreement (the “Amendment”) that provided for, amongst other things, an increase in the maximum Net Leverage Ratio to 5.25 to 1.00 for the fiscal quarter ended March 31, 2021; 5.00 to 1.00 for the fiscal quarters ended June 30, 2021 through September 30, 2021; and 4.75 to 1.00 for the quarter ended December 31, 2021 and the last day of each fiscal quarter thereafter. In addition, the Amendment changed the definition of EBITDA used in the Net Leverage Ratio and minimum interest coverage ratio to adjust for declines in net revenue attributable to the COVID-19 pandemic. Borrowings under the revolving credit facility will bear interest at a variable rate equal to the greater of LIBOR or 1.00%, plus 3.75%. In addition, the Amendment contained certain restrictions and covenants that further limit our ability, and certain of our subsidiaries’ ability, to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions if we do not maintain certain leverage and liquidity thresholds. During the fourth quarter of 2020, we recommenced our acquisition of O&P providers.

Scheduled maturities of debt as of March 31, 2021 were as follows:

(in thousands)
2021 (remainder of year )	$8,273
2022	10,040
2023	9,641
2024	8,979
2025	473,009
Thereafter	2,496
Total debt before unamortized discount and debt issuance costs, net	512,438
Unamortized discount and debt issuance costs, net	(7,048)
Total debt	$505,390

Liquidity Outlook

Our Credit Agreement has a term loan facility with $489.9 million in principal outstanding at March 31, 2021, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505.0 million, with all remaining outstanding principal due at maturity in March 2025, and, as of March 31, 2021, a revolving credit facility with no borrowings and available borrowing capacity of $94.8 million that matures in March 2023.

Our primary sources of liquidity are cash and cash equivalents, and available borrowings under our revolving credit facility. Due to the economic and social activity impacts outlined in the “Effects of the COVID-19 Pandemic” section above, we expect the continuing disruption to have an unfavorable impact on our operations, financial condition, and results of operations. While the duration and extent of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments which cannot be predicted with certainty, we believe that our existing sources of liquidity, when combined with our operating cash flows and other measures taken to enhance our liquidity position and cost structure, will continue to allow us to finance our operations for the foreseeable future. Please refer to the “Effects of the COVID-19 Pandemic” section above for additional discussion.

We anticipate that we will continue to pursue acquisitions and other growth initiatives that provide value to our shareholders. We expect to continue to generate positive operating cash flows that, together with our revolving credit facility, will allow us to invest in acquisitions and other growth opportunities to provide value to our shareholders. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

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

During 2020, we recognized a total benefit of $24.0 million in our condensed consolidated statement of operations within Other operating costs Grants from HHS. We recognize income related to grants on a systematic and rational basis when it becomes probable that we have complied with the terms and conditions of the grant and in the period in which the corresponding costs or income related to the grant are recognized. We recognized the benefit from the Grants within Other operating costs in our Patient Care segment. In April 2021, we recognized an additional $0.7 million in proceeds received from grants under the CARES Act.

The CARES Act also provides for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allow us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We deferred $11.8 million of payroll taxes within Accrued compensation related costs and Other liabilities in the condensed consolidated balance sheet as of March 31, 2021.

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

As of March 31, 2021, we had a combined principal amount of $489.9 million of variable rate debt under our Term Loan B and revolving credit facility and a notional amount of $287.5 million of fixed to variable interest rate swap agreements. Based on our hedged and unhedged positions, a hypothetical increase or decrease in interest rates of 1.0% would impact our annual interest expense by $2.5 million.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no material changes to our internal controls over financial reporting during the period ended March 31, 2021.

Therefore, in accordance with Rule 13a-15(d) of the Exchange Act and with the participation of our Chief Executive Officer and our Chief Financial Officer, management determined there have been no material changes to our internal control over financial reporting during the period ended March 31, 2021.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no share repurchase activity during the three months ended March 31, 2021.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the three months ended March 31, 2021.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.   EXHIBITS

The documents in the accompanying Exhibits Index are filed, furnished, or incorporated by reference as part of this report and such Exhibits Index is incorporated herein by reference.

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

HANGER, INC.

Dated: May 5, 2021	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 5, 2021	By:	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer
(Principal Accounting Officer)