Form 10-Q
period 2021-06-30
HANGER, INC.
filed 2021-08-04
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 27, 2021, the registrant had 38,690,454 shares of its Common Stock outstanding.

ii

PART 1.FINANCIAL INFORMATION

HANGER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

(Unaudited)

	As of June 30,	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$76,178	$144,602
Accounts receivable, net	124,956	128,596
Inventories	83,959	76,429
Income taxes receivable	12,831	12,888
Other current assets	16,702	12,357
Total current assets	314,626	374,872
Non-current assets:
Property, plant, and equipment, net	85,241	84,873
Goodwill	318,383	277,223
Other intangible assets, net	20,751	18,431
Deferred income taxes	53,049	54,877
Operating lease right-of-use assets	122,030	124,741
Other assets	17,564	15,734
Total assets	$931,644	$950,751
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,257	$10,085
Accounts payable	58,400	65,091
Accrued expenses and other current liabilities	63,333	62,861
Accrued compensation related costs	51,256	72,541
Current portion of operating lease liabilities	35,586	35,002
Total current liabilities	220,832	245,580
Long-term liabilities:
Long-term debt, less current portion	495,245	493,012
Operating lease liabilities	100,515	104,589
Other liabilities	51,160	56,593
Total liabilities	867,752	899,774
Commitments and contingencies (Note P)
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 38,865,074 shares issued and 38,722,253 shares outstanding at 2021, and 38,321,796 shares issued and 38,178,975 shares outstanding at 2020, respectively	389	383
Additional paid-in capital	367,726	365,503
Accumulated other comprehensive loss	(16,358)	(20,215)
Accumulated deficit	(287,169)	(293,998)
Treasury stock, at cost;142,821 shares at 2021 and 2020, respectively	(696)	(696)
Total shareholders’ equity	63,892	50,977
Total liabilities and shareholders’ equity	$931,644	$950,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$280,819	$233,434	$518,289	$467,173
Material costs	89,271	69,972	164,441	147,213
Personnel costs	97,549	73,822	187,429	163,007
Other operating costs	32,721	8,277	64,181	44,163
General and administrative expenses	33,177	33,623	64,118	65,392
Depreciation and amortization	8,007	8,879	16,005	17,710
Income from operations	20,094	38,861	22,115	29,688
Interest expense, net	7,152	8,636	14,492	16,906
Non-service defined benefit plan expense	167	158	334	316
Income before income taxes	12,775	30,067	7,289	12,466
Provision (benefit) for income taxes	2,616	(987)	460	(2,840)
Net income	$10,159	$31,054	$6,829	$15,306

Basic and Diluted Per Common Share Data:
Basic income per share	$0.26	$0.82	$0.18	$0.41
Weighted average shares used to compute basic earnings per common share	38,647,042	37,958,408	38,458,733	37,749,930
Diluted income per share	$0.26	$0.81	$0.17	$0.40
Weighted average shares used to compute diluted earnings per common share	39,208,155	38,325,872	39,216,725	38,424,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$10,159	$31,054	$6,829	$15,306

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of tax provision (benefit) of $388, ($182), $1,184, and ($2,997), respectively	$1,225	$(573)	$3,737	$(9,475)
Unrealized gain on defined benefit plan, net of tax provision of $19, $9, $38, and $18, respectively	60	27	120	56
Total other comprehensive income (loss)	1,285	(546)	3,857	(9,419)
Comprehensive income	$11,444	$30,508	$10,686	$5,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars and share amounts in thousands)

(Unaudited)

		Common		Accumulated
	Common	Stock,	Additional	Other
	Shares,	Par	Paid-in	Comprehensive	Accumulated	Treasury
	Balance	Value	Capital	Loss	Deficit	Stock	Total
Balance, December 31, 2020	38,179	$383	$365,503	$(20,215)	$(293,998)	$(696)	$50,977
Net loss	—	—	—	—	(3,330)	—	(3,330)
Share-based compensation expense	—	—	3,179	—	—	—	3,179
Issuance in connection with the exercise of stock options	29	—	366	—	—	—	366
Issuance of common stock upon vesting of restricted stock units	365	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(4,520)	—	—	—	(4,520)
Total other comprehensive income	—	—	—	2,572	—	—	2,572
Balance, March 31, 2021	38,573	$387	$364,524	$(17,643)	$(297,328)	$(696)	$49,244
Net income	—	—	—	—	10,159	—	10,159
Share-based compensation expense	—	—	3,239	—	—	—	3,239
Issuance in connection with the exercise of stock options	80	1	4	—	—	—	5
Issuance of common stock upon vesting of restricted stock units	69	1	(1)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(40)	—	—	—	(40)
Total other comprehensive income	—	—	—	1,285	—	—	1,285
Balance, June 30, 2021	38,722	$389	$367,726	$(16,358)	$(287,169)	$(696)	$63,892

		Common		Accumulated
	Common	Stock,	Additional	Other
	Shares,	Par	Paid-in	Comprehensive	Accumulated	Treasury
	Balance	Value	Capital	Loss	Deficit	Stock	Total
Balance, December 31, 2019	37,460	$376	$354,326	$(12,551)	$(331,951)	$(696)	$9,504
Cumulative effect of a change in accounting for credit losses	—	—	—	—	(238)	—	(238)
Balance, January 1, 2020	37,460	376	354,326	(12,551)	(332,189)	(696)	9,266
Net loss	—	—	—	—	(15,748)	—	(15,748)
Share-based compensation expense	—	—	3,501	—	—	—	3,501
Issuance of common stock upon vesting of restricted stock units	354	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(4,146)	—	—	—	(4,146)
Total other comprehensive loss	—	—	—	(8,873)	—	—	(8,873)
Balance, March 31, 2020	37,814	$380	$353,677	$(21,424)	$(347,937)	$(696)	$(16,000)
Net income	—	—	—	—	31,054	—	31,054
Share-based compensation expense	—	—	8,984	—	—	—	8,984
Issuance in connection with the exercise of stock options	3	—	38	—	—	—	38
Issuance of common stock upon vesting of restricted stock units	316	3	(3)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(2,682)	—	—	—	(2,682)
Total other comprehensive loss	—	—	—	(546)	—	—	(546)
Balance, June 30, 2020	38,133	$383	$360,014	$(21,970)	$(316,883)	$(696)	$20,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows (used in) provided by operating activities:
Net income	$6,829	$15,306
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,005	17,710
(Benefit) provision for doubtful accounts	(292)	1,084
Share-based compensation expense	6,418	12,485
Deferred income taxes	232	(9)
Amortization of debt discounts and issuance costs	948	936
Gain on sale and disposal of fixed assets	(718)	(531)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	5,363	44,917
Inventories	(5,899)	5,072
Other current assets and other assets	(6,202)	(4,882)
Income taxes	57	(5,278)
Accounts payable	(6,577)	305
Accrued expenses and other current liabilities	(2,765)	2,393
Accrued compensation related costs	(21,412)	(15,536)
Other liabilities	(522)	3,686
Operating lease liabilities, net of amortization of right-of-use assets	(780)	2,403
Changes in operating assets and liabilities:	(38,737)	33,080
Net cash (used in) provided by operating activities	(9,315)	80,061
Cash flows used in investing activities:
Acquisitions, net of cash acquired	(35,349)	(16,788)
Purchase of property, plant, and equipment	(13,339)	(15,742)
Purchase of therapeutic program equipment leased to third parties under operating leases	(870)	(3,065)
Proceeds from sale of property, plant, and equipment	1,332	1,134
Purchase of company-owned life insurance investment	—	(250)
Net cash used in investing activities	(48,226)	(34,711)
Cash flows (used in) provided by financing activities:
Borrowings under revolving credit agreement	—	79,000
Repayment of borrowings under revolving credit agreement	—	(57,000)
Payment of employee taxes on share-based compensation	(4,560)	(6,828)
Repayment of term loan	(2,525)	(2,525)
Payment on Seller Notes	(2,265)	(1,799)
Payments under vendor financing arrangements	(1,375)	(275)
Payments of financing lease obligations	(529)	(314)
Payment of debt issuance costs	—	(214)
Proceeds from the exercise of options	371	39
Net cash (used in) provided by financing activities	(10,883)	10,084
(Decrease) increase in cash and cash equivalents	(68,424)	55,434
Cash and cash equivalents at beginning of period	144,602	74,419
Cash and cash equivalents at end of period	$76,178	$129,853

Non-cash financing and investing activities:
Seller Notes and other non-cash consideration related to acquisitions	$10,057	$29,393
Purchase of property, plant, and equipment in accounts payable at period end	3,349	4,659
Right-of-use assets obtained in exchange for finance lease obligations	95	1,335

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

Recent Developments Regarding COVID-19

We are subject to risks and uncertainties as a result of the outbreak of the novel coronavirus (“COVID-19”) pandemic (“COVID-19 pandemic”). The extent and duration of the impact of the COVID-19 pandemic on our operations and financial condition remain uncertain and difficult to predict. As a result of the COVID-19 pandemic, we believe that our patients are deferring visits to our O&P clinics, as well as elective surgical procedures, both of which impact our business volumes through decreased patient encounters and physician referrals. It remains possible that further outbreaks of COVID-19, including the spread of variants,or reinstitution of restrictive measures by federal, state and local governments could cause a recessionary environment impacting the healthcare industry generally, including the O&P industry. The United States government has responded with fiscal policy measures intended to support the healthcare industry and economy as a whole, including the passage of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in March 2020.

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

The CARES Act also provided for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allowed us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We deferred $11.8 million of payroll taxes within Accrued compensation related costs and Other liabilities in the condensed consolidated balance sheet as of June 30, 2021.

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

Note B — Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units, and performance-based units calculated using the treasury stock method. Total anti-dilutive shares excluded from the diluted earnings per share were 2,721 and 1,302 for the three and six months ended June 30, 2021, and 118,525 and 17,864 for the three and six months ended June 30, 2020.

Our Credit Agreement (as defined below) restricts the payment of dividends or other distributions to our shareholders by us or any of our subsidiaries. See Note K - “Debt and Other Obligations” within these condensed consolidated financial statements.

The reconciliation of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands except share and per share amounts)	2021	2020	2021	2020
Net income	$10,159	$31,054	$6,829	$15,306

Weighted average shares outstanding - basic	38,647,042	37,958,408	38,458,733	37,749,930
Effect of potentially dilutive restricted stock units and options	561,113	367,464	757,992	674,404
Weighted average shares outstanding - diluted	39,208,155	38,325,872	39,216,725	38,424,334

Basic income per share	$0.26	$0.82	$0.18	$0.41

Diluted income per share	$0.26	$0.81	$0.17	$0.40

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

The following table disaggregates revenue from contracts with customers in our Patient Care segment for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Patient Care Segment
Medicare	$74,248	$64,191	$131,583	$125,916
Medicaid	43,688	31,243	77,736	62,071
Commercial Insurance / Managed Care (excluding Medicare and Medicaid Managed Care)	79,769	70,828	149,432	137,268
Veterans Administration	21,633	16,826	41,397	34,718
Private Pay	17,449	12,771	32,321	26,069
Total	$236,787	$195,859	$432,469	$386,042

The impact to revenue related to prior period performance obligations was not material for the three and six months ended June 30, 2021 and 2020.

Products & Services Segment

Revenue in our Products & Services segment is derived from the distribution of O&P components and from therapeutic solutions which includes the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.

The following table disaggregates revenue from contracts with customers in our Products & Services segment for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$33,275	$26,527	$63,935	$58,217
Therapeutic solutions	10,757	11,048	21,885	22,914
Total	$44,032	$37,575	$85,820	$81,131

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

Our expected loss methodology is developed using historical liquidation rates, current and future economic and market conditions, and a review of the current status of our patients and customers’ trade accounts receivable balances. We also grouped our receivables into similar risk pools to better measure the risks for each pool. After evaluating the risk for each pool, we determined that additional credit loss risk was immaterial for the Patient Care segment. For the Products & Services segment, an allowance for doubtful accounts is recorded, which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.” As of June 30, 2021, we have considered the current and future economic and market conditions resulting in a decrease to the allowance for doubtful accounts by approximately $0.5 million since December 31, 2020.

Accounts receivable, net as of June 30, 2021 and December 31, 2020 is comprised of the following:

	As of June 30, 2021			As of December 31, 2020
		Products &			Products &
(in thousands)	Patient Care	Services	Consolidated	Patient Care	Services	Consolidated
Gross charges before estimates for implicit price concessions	$150,382	$20,933	$171,315	$156,504	$21,300	$177,804
Less estimates for implicit price concessions:
Payor disallowances	(37,080)	—	(37,080)	(39,343)	—	(39,343)
Patient non-payments	(6,968)	—	(6,968)	(7,042)	—	(7,042)
Accounts receivable, gross	106,334	20,933	127,267	110,119	21,300	131,419
Allowance for doubtful accounts	—	(2,311)	(2,311)	—	(2,823)	(2,823)
Accounts receivable, net	$106,334	$18,622	$124,956	$110,119	$18,477	$128,596

Note E — Inventories

Our inventories are comprised of the following:

	As of June 30,	As of December 31,
(in thousands)	2021	2020
Raw materials	$20,502	$19,716
Work in process	17,905	12,040
Finished goods	45,552	44,673
Total inventories	$83,959	$76,429

Note F — Acquisitions

2021 Acquisition Activity

During 2021, we completed the following acquisitions of O&P clinics, none of which were individually material to our financial position, results of operations, or cash flows:

●	In the first quarter of 2021, we completed the acquisitions of all the outstanding equity interests of three O&P businesses and the assets of one O&P business for total consideration of $24.2 million, of which $19.2 million was cash consideration, net of cash acquired, $4.0 million was issued in the form of notes to shareholders at fair value, and $1.0 million in additional consideration. We completed the acquisitions with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of these high quality O&P providers.

●	In the second quarter of 2021, we completed the acquisitions of all the outstanding equity interests of two O&P businesses for total consideration of $21.0 million, of which $16.0 million was cash consideration, net of cash acquired, $4.9 million was issued in the form of notes to shareholders at fair value, and $0.1 million in additional consideration.

We accounted for these transactions under the acquisition method of accounting and have reported the results of operations of each acquisition as of the respective dates of the acquisitions. We based the estimated fair values of intangible assets on an income approach utilizing the excess earnings method for customer relationships. The income approach utilizes management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions. Other significant judgments used in the valuation of tangible assets acquired in the acquisition include estimated selling price of inventory and estimated replacement cost for acquired property, plant, and equipment. For all other assets acquired and liabilities assumed, the fair value reflects the carrying value of the asset or liability due to their short maturity. We recorded the excess of the fair value of the consideration transferred in the acquisitions over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities, anticipated synergies through the scale of our O&P operations, and the assembled workforce. We expect that the majority of the goodwill acquired in the first quarter of 2021, which has been assigned to our Patient Care reporting unit, will not be deductible for federal income tax purposes. We expect that substantially all of the goodwill acquired in the second quarter of 2021, which has been assigned to our Patient Care reporting unit, will be deductible for federal income tax purposes.

Acquisition-related costs are included in general and administrative expenses in our condensed consolidated statements of operations. Total acquisition-related costs incurred during the three and six months ended June 30, 2021 were $0.4 million and $0.8 million, respectively, which includes those costs for transactions that are in progress or were not completed during the respective period. Acquisition-related costs incurred for the acquisitions completed during the three and six months ended June 30, 2021 were $0.2 million and $0.4 million, respectively.

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

The aggregate purchase price of these acquisitions were allocated on a preliminary basis as follows:

(in thousands)
Cash paid, net of cash acquired	$35,199
Issuance of Seller Notes at fair value	8,893
Additional consideration, net	1,101
Aggregate purchase price	45,193

Accounts receivable	2,114
Inventories	1,631
Customer relationships (Weighted average useful life of 5.0 years)	4,495
Other assets and liabilities, net	(3,720)
Net assets acquired	4,520
Goodwill	$40,673

Right-of-use assets and lease liabilities related to operating leases recognized in connection with the acquisitions completed during the six months ended June 30, 2021 was $2.6 million.

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

The following table summarizes the activity in goodwill of the Patient Care operating segment for the periods indicated:

	For the Six Months Ended June 30, 2021
	Goodwill,	Accumulated	Goodwill,
(in thousands)	Gross	Impairment	Net
As of December 31, 2020	$705,891	$(428,668)	$277,223
Additions from acquisitions	40,673	—	40,673
Measurement period adjustments (1)	487	—	487
As of June 30, 2021	$747,051	$(428,668)	$318,383

(1)	Measurement period adjustments increasing goodwill relate to 2021 and 2020 acquisitions of approximately $0.1 million and $0.4 million, respectively, and are primarily attributable to adjustments to the preliminary allocations of customer relationship intangibles.

	For the Year Ended December 31, 2020
	Goodwill,	Accumulated	Goodwill,
(in thousands)	Gross	Impairment	Net
As of December 31, 2019	$660,912	$(428,668)	$232,244
Additions from acquisitions	45,144	—	45,144
Measurement period adjustments (1)	(165)	—	(165)
As of December 31, 2020	$705,891	$(428,668)	$277,223

(1)	Measurement period adjustments reducing goodwill relate to acquisitions in the current and prior year of approximately $0.2 million and are primarily attributable to adjustments to the preliminary allocations of customer relationship intangibles.

As of December 31, 2017, goodwill of approximately $139.3 million within the Products & Services operating segment was impaired in full.

The balances related to intangible assets as of June 30, 2021 and December 31, 2020 are as follows:

	As of June 30, 2021
	Gross Carrying	Accumulated	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Impairment	Amount
Customer lists	$21,374	$(7,664)	$—	$13,710
Trade name	255	(189)	—	66
Patents and other intangibles	8,994	(6,136)	—	2,858
Definite-lived intangible assets	30,623	(13,989)	—	16,634
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$39,693	$(13,989)	$(4,953)	$20,751

	As of December 31, 2020
	Gross Carrying	Accumulated	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Impairment	Amount
Customer lists	$16,879	$(5,845)	$—	$11,034
Trade name	255	(176)	—	79
Patents and other intangibles	9,011	(5,810)	—	3,201
Definite-lived intangible assets	26,145	(11,831)	—	14,314
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$35,215	$(11,831)	$(4,953)	$18,431

Amortization expense related to other intangible assets was approximately $1.2 million and $2.2 million for the three and six months ended June 30, 2021 and $1.6 million and $3.0 million for the three and six months ended June 30, 2020.

Estimated aggregate amortization expense for definite-lived intangible assets for each of the next five years ended December 31, and thereafter is as follows:

(in thousands)
2021 (remainder of the year)	$2,397
2022	4,729
2023	4,483
2024	2,993
2025	1,804
Thereafter	228
Total	$16,634

Note H — Other Current Assets and Other Assets

Other current assets consist of the following:

	As of June 30,	As of December 31,
(in thousands)	2021	2020
Non-trade receivables	$6,116	$6,063
Prepaid maintenance	4,593	2,942
Prepaid insurance	1,738	266
Other prepaid assets	4,255	3,086
Total other current assets	$16,702	$12,357

Other assets consist of the following:

	As of June 30,	As of December 31,
(in thousands)	2021	2020
Implementation costs for cloud computing arrangements	$6,540	$4,811
Cash surrender value of company-owned life insurance	4,344	3,973
Finance lease right-of-use assets	2,729	3,016
Deposits	2,194	2,144
Non-trade receivables	1,339	1,274
Other	418	516
Total other assets	$17,564	$15,734

Note I — Accrued Expenses and Other Current Liabilities and Other Liabilities

Accrued expenses and other current liabilities consist of:

	As of June 30,	As of December 31,
(in thousands)	2021	2020
Patient prepayments, deposits, and refunds payable	$25,738	$27,195
Accrued sales taxes and other taxes	9,661	9,863
Insurance and self-insurance accruals	8,213	7,651
Derivative liability	7,528	7,686
Accrued professional fees	1,486	1,016
Accrued interest payable	522	440
Other current liabilities	10,185	9,010
Total	$63,333	$62,861

Other liabilities consist of:

	As of June 30,	As of December 31,
(in thousands)	2021	2020
Supplemental executive retirement plan obligations	$20,668	$21,503
Derivative liability	9,626	14,388
Long-term insurance accruals	7,630	7,326
Deferred payroll taxes	5,918	5,918
Unrecognized tax benefits	5,142	5,465
Other	2,176	1,993
Total	$51,160	$56,593

Note J — Income Taxes

We recorded a provision for income taxes of $2.6 million and $0.5 million for the three and six months ended June 30, 2021. The effective tax rate was 20.5% and 6.3% for the three and six months ended June 30, 2021. We recorded a benefit for income taxes of $1.0 million and $2.8 million for the three and six months ended June 30, 2020. The effective tax rate was (3.3)% and (22.8)% for the three and six months ended June 30, 2020.

The increase in the effective tax rate for the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020 is primarily attributable to 2017 through 2019 research and development tax credits recognized in the three and six months ended June 30, 2020, partially offset by a windfall from share-based compensation for the three and six months ended June 30, 2021. Our effective tax rate for the three and six months ended June 30, 2021 differed from the federal statutory tax rate of 21% primarily due to research and development credits, non-deductible expenses, and a windfall from share-based compensation. Our effective tax rate for the three and six months ended June 30, 2020 differed from the federal statutory tax rate of 21% primarily due to research and development credits, non-deductible expenses, and a shortfall from share-based compensation.

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

Note K — Debt and Other Obligations

Debt consists of the following:

	As of June 30,	As of December 31,
(in thousands)	2021	2020
Debt:
Term Loan B	$488,588	$491,113
Seller Notes	18,105	11,510
Deferred payment obligation	4,000	4,000
Finance lease liabilities and other	3,437	3,869
Total debt before unamortized discount and debt issuance costs	514,130	510,492
Unamortized discount and debt issuance costs, net	(6,628)	(7,395)
Total debt	$507,502	$503,097

Current portion of long-term debt:
Term Loan B	$5,050	$5,050
Seller Notes	6,303	4,060
Finance lease liabilities and other	904	975
Total current portion of long-term debt	12,257	10,085
Long-term debt	$495,245	$493,012

Refinancing of Credit Agreement and Term B Borrowings

On March 6, 2018, we entered into a new $605.0 million Senior Credit Facility (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025. Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.1 million as of June 30, 2021. We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.

We had approximately $94.9 million in available borrowing capacity under our $100.0 million revolving credit facility as of June 30, 2021.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. For the three months ended June 30, 2021, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 3.6%. We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note M – “Derivative Financial Instruments.”

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

The Credit Agreement contains various restrictions and covenants, including: (i) requirements that we maintain certain financial ratios at prescribed levels, (ii) a prohibition on payment of dividends and other distributions and (iii) restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions outside the healthcare industry. The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement (some of which were amended in May 2020 by the Amendment (as defined and described below)): (i) a maximum consolidated first lien net leverage ratio (“Net Leverage Ratio”) (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) of 4.25 to 1.00 for the fiscal quarters ended June 30, 2021 through March 31, 2022; and 3.75 to 1.00 for the fiscal quarter ended June 30, 2022 and the last day of each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter.

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

In May 2020, we entered into an amendment to the Credit Agreement (the “Amendment”) that provided for, amongst other things, an increase in the maximum Net Leverage Ratio to 5.00 to 1.00 for the fiscal quarters ended June 30, 2021 through September 30, 2021; and 4.75 to 1.00 for the quarter ended December 31, 2021 and the last day of each fiscal quarter thereafter. In addition, the Amendment changed the definition of EBITDA used in the Net Leverage Ratio and minimum interest coverage ratio to adjust for declines in net revenue attributable to the COVID-19 pandemic. Borrowings under the revolving credit facility will bear interest at a variable rate equal to the greater of LIBOR or 1%, plus 3.75%. In addition, the Amendment contained certain restrictions and covenants that further limit our ability, and certain of our subsidiaries’ ability, to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions not financed with the proceeds of an equity offering, except that certain acquisitions are permitted after September 30, 2020, in the event we maintain certain leverage and liquidity thresholds. We capitalized debt issuance costs of $0.2 million in connection with the Amendment, which were recorded in Other assets.

We were in compliance with all covenants at June 30, 2021.

Seller Notes and the Deferred Payment Obligation

We typically issue subordinated promissory notes (“Seller Notes”) as a part of the consideration transferred when making acquisitions. The Seller Notes are unsecured and are presented net of unamortized discount of $0.8 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively. We measure these instruments at their estimated fair values as of the respective acquisition dates. The stated interest rates on these instruments range from 2.50% to 3.00%. Principal and interest are payable in quarterly or annual installments and mature through February 2026.

Amounts due under the deferred payment obligation to the former shareholders of an acquired O&P business are unsecured and presented net of unamortized discount of $0.5 million as of June 30, 2021 and December 31, 2020, respectively. The deferred payment obligation was measured at its estimated fair value as of the acquisition date and accrues interest at a rate of 3.0%. Principal and interest payments under the deferred payment obligation are due in annual installments beginning in 2024 and for three years thereafter.

Scheduled Maturities of Total Debt

Scheduled maturities of debt at June 30, 2021 were as follows:

(in thousands)
2021 (remainder of year)	$4,955
2022	11,661
2023	11,310
2024	10,697
2025	473,011
Thereafter	2,496
Total debt before unamortized discount and debt issuance costs, net	514,130
Unamortized discount and debt issuance costs, net	(6,628)
Total debt	$507,502

Note L — Fair Value Measurements

Financial Instruments

The carrying value of our outstanding term loan as of June 30, 2021 (excluding unamortized discounts and debt issuance costs of $5.8 million) was $488.6 million compared to its fair value of $488.0 million. The carrying value of our outstanding term loan as of December 31, 2020 (excluding unamortized discounts and debt issuance costs of $6.5 million) was $491.1 million compared to its fair value of $489.9 million. Our estimates of fair value are based on a discounted cash flow model and an indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

We have interest rate swap agreements designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement. See Note K - “Debt and Other Obligations” and Note M - “Derivative Financial Instruments” for further information.

We believe that the carrying value of the Seller Notes and the deferred payment obligation approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement. The carrying value of our outstanding Seller Notes and the deferred payment obligation issued in connection with past acquisitions as of June 30, 2021 and December 31, 2020 was $21.3 million and $14.6 million, net of unamortized discounts of $0.8 million and $0.9 million, respectively.

Note M — Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024. As of June 30, 2021 and December 31, 2020, our swaps had a notional value outstanding of $287.5 million and $300.0 million, respectively.

Change in Net Loss on Cash Flow Hedges Including Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the three months ended June 30, 2021 and 2020, respectively:

(in thousands)	Cash Flow Hedges
Balance as of March 31, 2021	$(14,259)
Unrealized loss recognized in other comprehensive loss, net of tax	(712)
Reclassification to interest expense, net	1,937
Balance as of June 30, 2021	$(13,034)

Balance as of March 31, 2020	$(19,039)
Unrealized loss recognized in other comprehensive loss, net of tax	(2,290)
Reclassification to interest expense, net	1,717
Balance as of June 30, 2020	$(19,612)

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the six months ended June 30, 2021 and 2020, respectively:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2020	$(16,771)
Unrealized loss recognized in other comprehensive loss, net of tax	(183)
Reclassification to interest expense, net	3,920
Balance as of June 30, 2021	$(13,034)

Balance as of December 31, 2019	$(10,137)
Unrealized loss recognized in other comprehensive loss, net of tax	(12,063)
Reclassification to interest expense, net	2,588
Balance as of June 30, 2020	$(19,612)

The following table presents the fair value of derivative liabilities within the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021		As of December 31, 2020
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	$—	$7,528	$—	$7,686
Other liabilities	—	9,626	—	14,388

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

As of June 30, 2021, there were 1,423,551 unvested restricted stock awards outstanding. This was comprised of 1,026,979 employee service-based awards with a weighted average grant date fair value of $21.30 per share, 342,017 employee performance-based awards with a weighted average grant date fair value of $21.61 per share, and 54,555 director service-based awards with a weighted average grant date value of $24.67 per share. As of June 30, 2021, there were 324,014 outstanding options exercisable with a weighted average exercise price of $12.77 and average remaining contractual term of 5.1 years.

The 2017 Special Equity Plan was amended in May 2020 to modify the performance period ending date for purposes of the compounded annual growth rate calculation to February 20, 2020, shortening the performance period to approximately 33 months, representing a reduction of three months.  This adjustment was considered a modification per ASC 718 Compensation - Stock Compensation and, therefore, any incremental fair value arising from the modification of an award with market conditions would be recognized over the remaining service period.  As a result of the modification, we recognized an additional $5.9 million in share-based compensation expense during the second quarter of 2020.

We recognized a total of approximately $3.2 million and $6.4 million of share-based compensation expense for the three and six months ended June 30, 2021 and a total of approximately $9.0 million and $12.5 million for the three and six months ended June 30, 2020, respectively.  Share-based compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.

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

We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in net benefit cost and obligation during the three and six months ended June 30, 2021 and 2020 is as follows:

Change in Benefit Obligation:

(in thousands)	2021	2020
Benefit obligation as of March 31	$18,079	$17,556
Service cost	123	98
Interest cost	88	121
Payments	(12)	(12)
Benefit obligation as of June 30	$18,278	$17,763

Benefit obligation as of December 31, 2020 and 2019, respectively	$19,746	$19,214
Service cost	246	196
Interest cost	175	242
Payments	(1,889)	(1,889)
Benefit obligation as of June 30	$18,278	$17,763

Amounts Recognized in the Condensed Consolidated Balance Sheets:

	As of June 30,	As of December 31,
(in thousands)	2021	2020
Current accrued expenses and other current liabilities	$1,913	$1,913
Non-current other liabilities	16,365	17,833
Total accrued liabilities	$18,278	$19,746

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

As of June 30, 2021 and December 31, 2020, the estimated accumulated obligation benefit is $4.3 million and $4.5 million, of which $4.0 million and $4.0 million is funded and $0.3 million and $0.5 million is unfunded at June 30, 2021 and December 31, 2020, respectively.

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

	Patient Care		Products & Services
	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net revenues
Third party	$236,787	$195,859	$44,032	$37,575
Intersegments	—	—	54,900	42,866
Total net revenues	236,787	195,859	98,932	80,441
Material costs
Third party suppliers	62,631	50,489	26,640	19,483
Intersegments	9,086	4,747	45,814	38,119
Total material costs	71,717	55,236	72,454	57,602
Personnel expenses	83,198	63,576	14,351	10,246
Other expenses	37,445	13,601	6,763	4,337
Depreciation & amortization	4,787	4,827	1,963	2,498
Segment income from operations	$39,640	$58,619	$3,401	$5,758

	Patient Care		Products & Services
	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net revenues
Third party	$432,469	$386,042	$85,820	$81,131
Intersegments	—	—	101,905	88,888
Total net revenues	432,469	386,042	187,725	170,019
Material costs
Third party suppliers	114,290	103,613	50,151	43,600
Intersegments	17,349	11,300	84,556	77,588
Total material costs	131,639	114,913	134,707	121,188
Personnel expenses	158,952	139,921	28,477	23,086
Other expenses	73,586	51,749	12,566	12,657
Depreciation & amortization	9,602	9,303	3,898	5,250
Segment income from operations	$58,690	$70,156	$8,077	$7,838

A reconciliation of the total of the reportable segments’ income from operations to consolidated net loss is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Income from operations
Patient Care	$39,640	$58,619	$58,690	$70,156
Products & Services	3,401	5,758	8,077	7,838
Corporate & other	(22,947)	(25,516)	(44,652)	(48,306)
Income from operations	20,094	38,861	22,115	29,688
Interest expense, net	7,152	8,636	14,492	16,906
Non-service defined benefit plan expense	167	158	334	316
Income before income taxes	12,775	30,067	7,289	12,466
Provision (benefit) for income taxes	2,616	(987)	460	(2,840)
Net income	$10,159	$31,054	$6,829	$15,306

A reconciliation of the reportable segments’ net revenues to consolidated net revenues is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net revenues
Patient Care	$236,787	$195,859	$432,469	$386,042
Products & Services	98,932	80,441	187,725	170,019
Corporate & other	—	—	—	—
Consolidating adjustments	(54,900)	(42,866)	(101,905)	(88,888)
Consolidated net revenues	$280,819	$233,434	$518,289	$467,173

A reconciliation of the reportable segments’ material costs to consolidated material costs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Material costs
Patient Care	$71,717	$55,236	$131,639	$114,913
Products & Services	72,454	57,602	134,707	121,188
Corporate & other	—	—	—	—
Consolidating adjustments	(54,900)	(42,866)	(101,905)	(88,888)
Consolidated material costs	$89,271	$69,972	$164,441	$147,213

Note R — Subsequent Events

During the third quarter of 2021 to date, we completed the acquisitions of two O&P businesses for a total purchase price of $0.8 million.  Total consideration transferred for these acquisitions is comprised of $0.6 million in cash consideration, and $0.2 million in the form of notes to the former shareholders.  Due to the proximity of these transactions to the filing of this Form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets purchased and liabilities assumed in these acquisitions.  Acquisition-related expenses related to these transactions were not material.

In July 2021, we entered into definitive share purchase agreements in connection with the acquisitions of two O&P businesses for a total purchase price of $5.6 million.  Due to the proximity of these transactions to the filing of this Form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed in these acquisitions.

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

These statements involve risks, estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in these statements and elsewhere in this report. These uncertainties include, but are not limited to, the financial and business impacts of the COVID-19 pandemic on our operations and the operations of our customers, suppliers, governmental and private payors, and others in the healthcare industry and beyond; federal laws governing the health care industry; governmental policies affecting O&P operations, including with respect to reimbursement; failure to successfully implement a new enterprise resource planning system or other disruptions to information technology systems; the inability to successfully execute our acquisition strategy, including integration of recently acquired O&P clinics into our existing business; changes in the demand for our O&P products and services, including additional competition in the O&P services market; disruptions to our supply chain; our ability to enter into and derive benefits from managed-care contracts; our ability to successfully attract and retain qualified O&P clinicians; labor shortages and increased turnover in our employee base; contractual, inflationary and other general cost increases, including with regard to costs of labor, raw materials and freight;and other risks and uncertainties generally affecting the health care industry.

Readers are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in Item 1A. “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as well as those described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q,some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained therein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events. Forward-looking statements and our liquidity, financial condition, and results of operations may be affected by the risks set forth in Item 1A. “Risk Factors”, contained in our 2020 Form 10-K, in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q,or by other unknown risks and uncertainties.

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 723 patient care clinics and 112 satellite locations in 46 states and the District of Columbia as of June 30, 2021. We also provide payor network contracting services to other O&P providers through this segment.

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

For the three and six months ended June 30, 2021, our net revenues were $280.8 million and $518.3 million, respectively, and we recorded net income of $10.2 million and $6.8 million, respectively.  For the three and six months ended June 30, 2020, our net revenues were $233.4 million and $467.2 million, respectively, and we recorded net income of $31.1 million and $15.3 million, respectively.

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

The principal reimbursement sources for our services are:

●	Commercial private payors and other non-governmental organizations, which consist of individuals, rehabilitation providers, commercial insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation centers, workers’ compensation programs, third party administrators, and similar sources;

●	Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain persons with disabilities;

●	Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons requiring financial assistance, regardless of age, which may supplement Medicare benefits for persons aged 65 or older requiring financial assistance; and

●	the U.S. Department of Veterans Affairs (the “VA”).

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

Through our internal “supply chain” organization, we purchase, warehouse, and distribute over 475,000 SKUs from approximately 400 different manufacturers through SPS or directly to our own clinics within our Patient Care segment. Our warehousing and distribution facilities in Nevada, Georgia, Illinois, and Texas provide us with the ability to deliver products to the vast majority of our customers in the United States within two business days. The distribution facility we formerly operated in Pennsylvania ceased operations in September 2020.

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

Effects of the COVID-19 Pandemic

As disclosed previously, we began to see a reduction in business volumes as a result of the COVID-19 pandemic starting in the last weeks of March 2020.  As federal, state, and local authorities implemented social distancing and suppression measures to respond to an increasing number of nationwide COVID-19 infections, we experienced a decrease in our patient appointments and general business volumes.  In response, during the last week of March 2020, we made certain changes to our operations, implemented a broad number of cost reduction measures, and delayed certain capital investment projects.  Although our business volumes have shown gradual improvement from their initial significant decline in mid-2020, the adverse impact of the COVID-19 pandemic on our business has continued through the second quarter of 2021.  As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic, including temporary labor and cost reduction measures largely in place during the second and third quarters of 2020, may not be indicative of future financial and operational performance.  The volume effects and our operating responses are discussed further in this section, and the effects of COVID-19 on our financial condition is discussed in the “Financial Condition, Liquidity and Capital Resources” section below.  Our results of operations for any quarter during the COVID-19 pandemic may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years.  In addition, results in any given period in 2021 may be different than 2020 as a result of the depressed conditions in 2020 stemming from the COVID-19 pandemic.

Effect on Business Volumes

Patient appointments in our clinics during the second quarter of 2021 increased by approximately 38% as compared to the corresponding period in 2020. During the quarter, our prosthetics and orthotics day-adjusted sales, excluding acquisitions, increased by approximately 4.3% and 40.4%, respectively, with same clinic revenues increasing by 18.2% on a per day basis, when compared to the same period in the prior year. In the quarter ending June 30, 2020, we experienced a relatively lower decline in prosthetic patient volumes as compared with the orthotic patient volumes.  We believe the generally more acute nature of conditions that lead to the need for prosthetics, the patient age demographics and the relatively greater impact that the absence of access to these devices can have on a patient’s daily life were the primary reasons that have led to the relatively lower decline in prosthetics patients as compared with orthotic patients in our Patient Care segment during the prior year period. As a result, we are seeing a more modest improvement in prosthetic volumes when compared to the second quarter of 2020.  Patient appointments in our clinics during the second quarter of 2021 were approximately 93% of the volumes experienced in the second quarter of 2019 and same clinic revenues were 96% of those reported in the second quarter of 2019.

Billings for componentry delivered to independent providers of orthotics and prosthetics by our distribution services business increased by approximately 26% during the second quarter of 2021, as compared to the same period in 2020.  Net revenue from distribution services during the quarter was 89% of the level reported during the second quarter of 2019, primarily due to the continuing effects of COVID-19 on business conditions, and secondarily due to the impact of acquisitions of customers by us and the exit of certain products.  Due to significant geographic product mix and timing differences, there can be no assurance that these volumes or billing amounts will be reflective of our future results and are solely provided for the purposes of giving context to the magnitude of the effect of the COVID-19 pandemic on our business during the periods impacted by the COVID-19 pandemic.

In the early months of 2021, vaccines for combating COVID-19 were authorized by the US Food and Drug Administration, and the US government commenced a phased roll out of these vaccines. However, the initial quantities of the vaccines were limited, and the US government prioritized distribution to front-line health care workers and other essential workers, followed by individual populations that are most susceptible to the severe effects of COVID-19. As vaccines became more readily available, social adversity to vaccination and other factors adversely affected the achievement of nationwide vaccination goals. Given the continuing impact of restrictions to mitigate the spread of COVID-19 and unknown challenges with regards to the effectiveness, distribution, and acceptance of COVID-19 vaccines, we believe that the COVID-19 pandemic will continue to affect our business volumes in 2021 when compared to pre- pandemic levels.Nevertheless, the overall adverse impact of the COVID-19 pandemic on our business volumes has diminished over time, and our patient appointment and other business volumes continue to gradually improve as the prevalence of the virus decreases and COVID-19 vaccines become more widely available and accepted. Additionally, we believe that if a patient is initially unable or unwilling to come to one of our clinics to receive their prosthetic or orthotic device, then their ultimate need for that device is not likely to change, and we could accordingly have some favorable volume recovery effect in future periods as the impacts of the COVID-19 pandemic subsides.

Operating and Cost Reduction Responses

Throughout the periods affected by the COVID-19 pandemic, given that our services are considered essential, we have continued to operate our businesses. However, due to the risks posed to our clinicians, other employees, and patients, we made certain changes to our operating practices in order to promote safety and to minimize the risk of virus transmission. These included the implementation of certain patient screening protocols and the relocation of certain administrative and support personnel to a “work at home” environment.

As a result of the COVID-19 pandemic in 2020, we found it necessary to reduce our personnel costs in response to significant decreases in business volumes. Commencing at the start of April 2020, personnel cost reductions were implemented through (i) an average 32% decrease in the salaries of all of our exempt employees, the percentage of which varied from lower amounts for lower salaried employees up to reduction amounts ranging from 47% to 100% for our senior leadership team; (ii) the furloughing of certain employees on a voluntary and involuntary basis; (iii) the reduction of work hours for non-exempt employees; (iv) modification of bonus, commission, and other variable incentive plans; (v) the reduction of overtime expenses; (vi) the elimination of certain open positions; (vii) a reduction in the use of contract employees, and (viii) the temporary suspension of certain auto allowances. During the period April 2020 through September 2020, salaries were gradually reinstated, with full reinstatement of all exempt employees’ salaries being effective on September 19, 2020. We believe this approach allowed us to retain as many employees as possible to preserve the experience, culture, and patient service capabilities of our workforce for periods subsequent to the COVID-19 pandemic.

In addition to these reductions in operating expenses, we temporarily delayed the implementation of our supply chain and financial systems, further discussed in the “New Systems Implementations” section. We also suspended construction of our new fabrication facility in Tempe, Arizona, and other projects related to the reconfiguration of our distribution facilities. We resumed construction of the Tempe, Arizona fabrication facility in the first quarter of 2021, and recommenced the remaining activities in the second quarter of 2021. These actions to delay activities during 2020 will correspondingly delay our achievement of the financial benefits expected from them into future periods.

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

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the VA. The following is a summary of our payor mix, expressed as an approximate percentage of net revenues for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Medicare	31.4%	32.8%	30.4%	32.6%
Medicaid	18.5%	16.0%	18.0%	16.1%
Commercial Insurance / Managed Care (excluding Medicare and Medicaid Managed Care)	33.7%	36.2%	34.6%	35.6%
Veterans Administration	9.1%	8.6%	9.6%	9.0%
Private Pay	7.3%	6.4%	7.4%	6.7%
Patient Care	100.0%	100.0%	100.0%	100.0%

Patient Care constituted 84.3% and 83.4% of our net revenues for the three and six months ended June 30, 2021 and 83.9% and 82.6% for the three and six months ended June 30, 2020.  Our remaining net revenues were provided by our Products & Services segment which derives its net revenues from commercial transactions with independent O&P providers, healthcare facilities, and other customers.  In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

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

Payor disallowances is considered an adjustment to the transaction price. Estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are presented as a reduction of net revenues. These amounts recorded in net revenues within the Patient Care segment for the three and six months ended June 30, 2021 and 2020 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Gross charges	$245,196	$202,536	$446,648	$402,489
Less estimated implicit price concessions arising from:
Payor disallowances	6,802	6,577	11,316	14,651
Patient non-payments	1,607	100	2,863	1,796
Payor disallowances and patient non-payments	8,409	6,677	14,179	16,447
Net revenues	$236,787	$195,859	$432,469	$386,042

Payor disallowances	$6,802	$6,577	$11,316	$14,651
Patient non-payments	1,607	100	2,863	1,796
Payor disallowances and patient non-payments	$8,409	$6,677	$14,179	$16,447

Payor disallowances %	2.8%	3.2%	2.5%	3.6%
Patient non-payments %	0.6%	0.1%	0.7%	0.5%
Percent of gross charges	3.4%	3.3%	3.2%	4.1%

During 2020 and through the second quarter of 2021, we benefited from reductions in claims denials and increases in our rates of collection. This has been due to a variety of factors, including increases in our revenue cycle management staffing and an increased focus on collections and liquidity during a period of reduced business volumes, a possible temporary relaxing of payor review procedures during the COVID-19 pandemic, the benefit of CARES Act funds on the ability of patients to pay their portion of claims and other factors relating to our pre-authorization and documentation procedures for devices. We do not believe this favorable trend will necessarily be sustainable in future periods as the COVID-19 pandemic subsides and patient volumes and resulting revenues increase.

Acquisitions

During 2021, we completed the following acquisitions of O&P clinics, none of which were individually material to our financial position, results of operations, or cash flows:

●	In the first quarter of 2021, we completed the acquisitions of all the outstanding equity interests of three O&P businesses and the assets of one O&P business for total consideration of $24.2 million, of which $19.2 million was cash consideration, net of cash acquired, $4.0 million was issued in the form of notes to shareholders at fair value, and $1.0 million in additional consideration. We completed the acquisitions with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of these high quality O&P providers.

●	In the second quarter of 2021, we completed the acquisitions of all the outstanding equity interests of two O&P businesses for total consideration of $21.0 million, of which $16.0 million was cash consideration, net of cash acquired, $4.9 million was issued in the form of notes to shareholders at fair value, and $0.1 million in additional consideration.

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

Acquisition-related costs are included in general and administrative expenses in our condensed consolidated statements of operations.  Total acquisition-related costs incurred during the three and six months ended June 30, 2021 were $0.4 million and $0.8 million, respectively, which includes those costs for transactions that are in progress or were not completed during the respective period.  Acquisition-related costs incurred for the acquisitions completed during the three and six months ended June 30, 2021 were $0.2 million and $0.4 million, respectively.  Total acquisition-related costs incurred during the year ended December 31, 2020 were $0.9 million, which includes those costs for transactions that are in progress or not completed during the respective period.  Acquisition-related costs incurred for acquisitions completed during the year ended December 31, 2020 were $0.6 million.

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

In connection with our new financial and supply chain systems, for the three and six month period ended June 30, 2021, we have expensed $1.7 million and $2.3 million, respectively, and for the three and six month period ended June 30, 2020, we expensed $0.6 million and $1.5 million, respectively.  For the year ended December 31, 2020, we expensed $2.6 million.  We currently anticipate that we will spend $5.9 million for the full year 2021 on these systems.

As of June 30, 2021, we capitalized $7.1 million of implementation costs for cloud computing arrangements, net of accumulated amortization, and recorded in other current assets and other assets in the condensed consolidated balance sheet.

Personnel

While we have traditionally been able to recruit and retain adequate staffing to operate and support our business, our ability to support growth is dependent on our ability to add new personnel.  Nevertheless, like many other employers, we are currently finding it difficult to recruit and retain personnel in certain positions, including clinic front office administrative, distribution center, and fabrication center positions. Our inability to successfully recruit and maintain staffing levels for these positions could introduce constraints on our ability to achieve our revenue growth objectives in coming quarters. We may find it necessary to increase wages in these areas in coming quarters if we find that we are unable to attract a sufficient number of personnel.  Please refer to Part II, Item 1A. “Risk Factors” in this report for further discussion.

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

Critical Accounting Policies

Our analysis and discussion of our financial condition and results of operations is based upon the condensed consolidated financial statements that have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions, and disclosures. We have chosen accounting policies within GAAP that management believes are appropriate to fairly present, in all material respects, our operating results, and financial position. We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

Results of Operations

Our results of operations for the three months ended June 30, 2021 and 2020 were as follows (unaudited):

	For the Three Months Ended		Percent
	June 30,		Change (1)
(dollars in thousands)	2021	2020	2021 vs 2020
Net revenues	$280,819	$233,434	20.3%
Material costs	89,271	69,972	27.6%
Personnel costs	97,549	73,822	32.1%
Other operating costs	32,721	8,277	295.3%
General and administrative expenses	33,177	33,623	(1.3)%
Depreciation and amortization	8,007	8,879	(9.8)%
Operating expenses	260,725	194,573	34.0%
Income from operations	20,094	38,861	(48.3)%
Interest expense, net	7,152	8,636	(17.2)%
Non-service defined benefit plan expense	167	158	5.7%
Income before income taxes	12,775	30,067	(57.5)%
Provision (benefit) for income taxes	2,616	(987)	NM
Net income	$10,159	$31,054	(67.3)%

(1) NM - Not Meaningful

During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Three Months Ended June 30,
	2021	2020
Material costs	31.8%	30.0%
Personnel costs	34.7%	31.6%
Other operating costs	11.6%	3.6%
General and administrative expenses	11.8%	14.4%
Depreciation and amortization	2.9%	3.8%
Operating expenses	92.8%	83.4%

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Relevance of Second Quarter Results to Comparative and Future Periods. As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter of 2020, our revenues and operating results began to be adversely affected by the COVID-19 pandemic, a trend that continued throughout 2020 and into 2021.  The effects of this public health emergency on our revenues and earnings, particularly in 2020, impacted the comparison to our historical financial results. As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic, including temporary labor and other cost reduction measures largely in place during the second and third quarters of 2020, may not be indicative of future financial and operational performance.  Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.

Net revenues.  Net revenues for the three months ended June 30, 2021 were $280.8 million, an increase of $47.4 million, or 20.3%, from $233.4 million for the three months ended June 30, 2020.  Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended
	June 30,			Percent
(dollars in thousands)	2021	2020	Change	Change
Patient Care	$236,787	$195,859	$40,928	20.9%
Products & Services	44,032	37,575	6,457	17.2%
Net revenues	$280,819	$233,434	$47,385	20.3%

Patient Care net revenues for the three months ended June 30, 2021 were $236.8 million, an increase of $40.9 million, or 20.9%, from $195.9 million for the same period in the prior year.  Same clinic revenues increased $34.3 million for the three months ended June 30, 2021 compared to the same period in the prior year, reflecting an increase of 18.2% on a per-day basis. Net revenues from acquired clinics and consolidations increased $6.7 million, and revenues from other services decreased $0.1 million. During the second quarter we estimate that our same clinic net revenues were approximately 96% of the level we reported in the second quarter of 2019, prior to the pandemic.  Given this, we are not currently operating at a level that utilizes our capacity at the same levels as we did prior to the pandemic, and this has been a primary contributing factor to the decrease in our earnings and margins when compared to this pre-pandemic period.

Prosthetics constituted approximately 54% of our total Patient Care revenues for the three months ended June 30, 2021 and 61% for the same period in 2020, excluding the impact of acquisitions. Prosthetic revenues for the three months ended June 30, 2021 were 4.3% higher, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions. Orthotics, shoes, inserts, and other products increased by 40.4% on a per-day basis compared to the same comparative prior periods, excluding the impact of acquisitions.  Revenues in the second quarter of 2020, particularly orthotic revenues, were adversely affected due to a decline in patient appointment volumes as a result of the onset of the COVID-19 pandemic, governmental suppression measures implemented in response to the COVID-19 pandemic, and other factors impacting our business volumes discussed in the “Effects of the COVID-19 Pandemic” section.

Products & Services net revenues for the three months ended June 30, 2021 were $44.0 million, an increase of $6.5 million, or 17.2% from the same period in the prior year.  This was primarily attributable to an increase of $6.7 million, or 25.4%, in the distribution of O&P componentry to independent providers in the period stemming primarily from lower volumes in the same period of 2020 due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above.  In addition, net revenues from therapeutic solutions decreased $0.3 million, or 2.6%, primarily as a result of historical customer lease cancellations and discounts, partially offset by lease installations.

Material costs.  Material costs for the three months ended June 30, 2021 were $89.3 million, an increase of $19.3 million or 27.6%, from the same period in the prior year.  Total material costs as a percentage of net revenues increased to 31.8% in the three months ended June 30, 2021 from 30.0% in the three months ended June 30, 2020 primarily due to changes in our Products & Services segment business and product mix.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended
	June 30,			Percent
(dollars in thousands)	2021	2020	Change	Change
Patient Care	$71,717	$55,236	$16,481	29.8%
Products & Services	17,554	14,736	2,818	19.1%
Material costs	$89,271	$69,972	$19,299	27.6%

Patient Care material costs increased $16.5 million, or 29.8%, for the three months ended June 30, 2021 compared to the same period in the prior year as a result of the increase in segment net sales, additional costs as a result of our acquisitions, and changes in the segment product mix.  Patient Care material costs as a percent of segment net revenues increased to 30.3% for the three months ended June 30, 2021 from 28.2% for the three months ended June 30, 2020.

Products & Services material costs increased $2.8 million, or 19.1%, for the three months ended June 30, 2021 compared to the same period in the prior year.  As a percent of net revenues in the Products & Services segment, material costs were 39.9% for the three months ended June 30, 2021 as compared to 39.2% in the same period of 2020.  The increase in cost of materials as a percent of segment net revenues was primarily due to a change in business volume and product mix within the segment.

Personnel costs.  Personnel costs for the three months ended June 30, 2021 were $97.5 million, an increase of $23.7 million, or 32.1%, from $73.8 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Three Months Ended
	June 30,			Percent
(dollars in thousands)	2021	2020	Change	Change
Patient Care	$83,198	$63,576	$19,622	30.9%
Products & Services	14,351	10,246	4,105	40.1%
Personnel costs	$97,549	$73,822	$23,727	32.1%

Personnel costs for the Patient Care segment were $83.2 million for the three months ended June 30, 2021, an increase of $19.6 million, or 30.9%, from $63.6 million in the same period of the prior year.  The increase in Patient Care personnel costs during the three months ended June 30, 2021 was primarily related to an increase in salary expense of $20.2 million from the prior period due to the personnel cost reductions implemented as a result of the COVID-19 pandemic during the three months ended June 30, 2020.  Additionally, benefits increased $3.0 million, payroll taxes increased $1.4 million, and commissions increased $0.6 million compared to the three months ended June 30, 2020.  These increases were offset by a $1.1 million lower vacation accrual and a decrease in variable compensation and other personnel costs of $4.5 million compared to the same period in the prior year.

Personnel costs in the Products & Services segment were $14.4 million for the three months ended June 30, 2021, an increase of $4.1 million compared to the same period in the prior year.  The increase is primarily related to an increase in salary expense of $3.9 million due to the personnel cost reductions implemented as a result of the COVID-19 pandemic during the three months ended June 30, 2020.  Bonus, commissions, benefits, and other personnel cost increased $0.2 million for the three months ended June 30, 2021 compared to the same period in the prior year.

Other operating costs. Other operating costs for the three months ended June 30, 2021 were $32.7 million, an increase of $24.4 million, or 295.3%, from $8.3 million for the same period in the prior year.  Other operating costs increased by $19.2 million, largely due to the benefit associated with the recognition of $20.5 million in proceeds from grants under the CARES Act included in Other operating costs, as discussed in the “Effects of the COVID-19 Pandemic” section, in the three months ended June 30, 2020.  Additionally, travel and other expenses increased $4.4 million as a result of cost mitigation efforts in the prior year period, and bad debt expense increased $0.8 million as compared to the same period in the prior year.

General and administrative expenses.  General and administrative expenses for the three months ended June 30, 2021 were $33.2 million, a decrease of $0.4 million, or 1.3%, from the same period in the prior year.  The decrease is the result of incremental share-based compensation expense of $5.9 million recognized during the comparative period of 2020 due to the modification of certain equity awards granted in 2017, and a $1.8 million decrease in incentive compensation and other personnel-related costs, offset by increases in salary expense of $4.7 million, professional accounting and legal fees of $0.5 million, and other expenses of $2.1 million compared to the three months ended June 30, 2020.

Depreciation and amortization.  Depreciation and amortization for the three months ended June 30, 2021 was $8.0 million, a decrease of $0.9 million, or 9.8%, from the same period in the prior year.  Amortization expense decreased $0.5 million and depreciation expense decreased $0.4 million when compared to the same period in the prior year.

Interest expense, net.  Interest expense for the three months ended June 30, 2021 decreased 17.2% to $7.2 million from $8.6 million for the same period in the prior year.

Provision (benefit) for income taxes.  The provision for income taxes for the three months ended June 30, 2021 was $2.6 million, or 20.5% of income before income taxes, compared to a benefit of $1.0 million, or (3.3)% of income before income taxes for the three months ended June 30, 2020.  The effective tax rate for the three months ended June 30, 2021 consisted principally of the 21% federal statutory tax rate, research and development credits, permanent tax differences, and a windfall from share-based compensation. The increase in the effective tax rate for the three months ended June 30, 2021 compared with the three months ended June 30, 2020 is primarily attributable to 2017 through 2019 research and development tax credits recognized in the three months ended June 30, 2020, partially offset by a windfall from share-based compensation for the three months ended June 30, 2021.

We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law. Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment. As of June 30, 2021, our valuation allowance was approximately $2.1 million.

For the year ending December 31, 2021, we estimate a research and development tax credit of $3.0 million, net of tax reserves.  We record the tax benefit, net of tax reserves, as a deferred tax asset.  For the year ended December 31, 2020, we recognized research and development tax credits of $2.2 million, net of tax reserves, related to 2020, and $6.1 million, net of tax reserves, related to prior years.

Our results of operations for the six months ended June 30, 2021 and 2020 were as follows (unaudited):

	For the Six Months Ended		Percent
	June 30,		Change (1)
(dollars in thousands)	2021	2020	2021 vs 2020
Net revenues	$518,289	$467,173	10.9%
Material costs	164,441	147,213	11.7%
Personnel costs	187,429	163,007	15.0%
Other operating costs	64,181	44,163	45.3%
General and administrative expenses	64,118	65,392	(1.9)%
Depreciation and amortization	16,005	17,710	(9.6)%
Operating expenses	496,174	437,485	13.4%
Income from operations	22,115	29,688	(25.5)%
Interest expense, net	14,492	16,906	(14.3)%
Non-service defined benefit plan expense	334	316	5.7%
Income before income taxes	7,289	12,466	(41.5)%
Provision (benefit) for income taxes	460	(2,840)	NM
Net income	$6,829	$15,306	(55.4)%

(1)	NM - Not Meaningful

During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Six Months Ended
	June 30,
	2021	2020
Material costs	31.7%	31.5%
Personnel costs	36.2%	34.9%
Other operating costs	12.3%	9.4%
General and administrative expenses	12.4%	14.0%
Depreciation and amortization	3.1%	3.8%
Operating expenses	95.7%	93.6%

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Relevance of Six Months Ended Results to Comparative and Future Periods. As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter of 2020, our revenues and operating results began to be adversely affected by the COVID-19 pandemic, a trend that continued throughout 2020 and into 2021.  The effects of this public health emergency on our revenues and earnings in the, particularly in 2020, impacted the comparison to our historical financial results.  As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic, including temporary labor and other cost reduction measures largely in place during the second and third quarters of 2020, may not be indicative of future financial and operational performance.  Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.

Net revenues.  Net revenues for the six months ended June 30, 2021 were $518.3 million, an increase of $51.1 million, or 10.9%, from $467.2 million for the six months ended June 30, 2020.  Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Six Months Ended
	June 30,			Percent
(dollars in thousands)	2021	2020	Change	Change
Patient Care	$432,469	$386,042	$46,427	12.0%
Products & Services	85,820	81,131	4,689	5.8%
Net revenues	$518,289	$467,173	$51,116	10.9%

Patient Care net revenues for the six months ended June 30, 2021 were $432.5 million, an increase of $46.4 million, or 12.0%, from $386.0 million for the same period in the prior year. Same clinic revenues increased $31.0 million for the six months ended June 30, 2021 compared to the same period in the prior year, reflecting an increase of 9.9% on a per-day basis.  Net revenues from acquired clinics and consolidations increased $15.7 million, and revenues from other services decreased $0.3 million. For the year-to-date, we estimate that our same clinic net revenues were approximately 97% of the level we reported for the first six months of 2019, prior to the pandemic.  Given this, we are not currently operating in a manner that utilizes our capacity at the same levels as we did prior to the pandemic, and this has been a primary contributing factor to the decrease in our earnings and margins when compared to that pre-pandemic period.

Prosthetics constituted approximately 53% of our total Patient Care revenues for the six months ended June 30, 2021 and 57% for the same period in 2020, excluding the impact of acquisitions.  Prosthetic revenues for the six months ended June 30, 2021 were 2.9% higher, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions.  Orthotics, shoes, inserts, and other products increased by 19.2% on a per-day basis compared to the same comparative prior periods, excluding the impact of acquisitions.  Revenues in the second quarter of 2020, particularly orthotic revenues, were adversely affected due to a decline in patient appointment volumes as a result of the onset of the COVID-19 pandemic, governmental suppression measures implemented in response to the COVID-19 pandemic, and other factors impacting our business volumes discussed in the “Effects of the COVID-19 Pandemic” section.

Products & Services net revenues for the six months ended June 30, 2021 were $85.8 million, an increase of $4.7 million, or 5.8% from the same period in the prior year.  This was primarily attributable to an increase of $5.7 million, or 9.8%, in the distribution of O&P componentry in the period to independent providers stemming primarily from lower volumes in the same period of 2020 due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above, and a $1.0 million, or 4.5%, decrease in net revenues from therapeutic solutions primarily as a result of historical customer lease cancellations and discounts, partially offset by lease installations.

Material costs. Material costs for the six months ended June 30, 2021 were $164.4 million, an increase of $17.2 million or 11.7%, from the same period in the prior year.  Total material costs as a percentage of net revenues increased to 31.7% in the six months ended June 30, 2021 from 31.5% in the six months ended June 30, 2020 due to changes in our Products & Services segment business and product mix.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Six Months Ended
	June 30,			Percent
(dollars in thousands)	2021	2020	Change	Change
Patient Care	$131,639	$114,913	$16,726	14.6%
Products & Services	32,802	32,300	502	1.6%
Material costs	$164,441	$147,213	$17,228	11.7%

Patient Care material costs increased $16.7 million, or 14.6%, for the six months ended June 30, 2021 compared to the same period in the prior year as a result of the increase in segment net sales, additional costs as a result of our acquisitions, and changes in the segment product mix.  Patient Care material costs as a percent of segment net revenues increased to 30.4% for the six months ended June 30, 2021 from 29.8% for the six months ended June 30, 2020.

Products & Services material costs increased $0.5 million, or 1.6%, for the six months ended June 30, 2021 compared to the same period in the prior year.  As a percent of net revenues in the Products & Services segment, material costs were 38.2% for the six months ended June 30, 2021 as compared to 39.8% in the same period of 2020.  The decrease in material costs as a percent of segment net revenues was due to a change in business and product mix within the segment, as well as cost savings related to certain supply chain initiatives.

Personnel costs.  Personnel costs for the six months ended June 30, 2021 were $187.4 million, an increase of $24.4 million, or 15.0%, from $163.0 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Six Months Ended
	June 30,			Percent
(dollars in thousands)	2021	2020	Change	Change
Patient Care	$158,952	$139,921	$19,031	13.6%
Products & Services	28,477	23,086	5,391	23.4%
Personnel costs	$187,429	$163,007	$24,422	15.0%

Personnel costs for the Patient Care segment were $159.0 million for the six months ended June 30, 2021, an increase of $19.0 million, or 13.6%, from $139.9 million for the same period in the prior year.  The increase in Patient Care personnel costs during the six months ended June 30, 2021 was primarily related to an increase in salary expense of $20.0 million from the prior year period due to the personnel cost reductions implemented as a result of the COVID-19 pandemic during the six months ended June 30, 2020.  Additionally, benefits increased $3.7 million, payroll taxes increased $1.2 million, and commissions increased $0.4 million compared to the six months ended June 30, 2020.  These increases were offset by a $2.0 million lower vacation accrual and a decrease in variable compensation and other personnel costs of $4.3 million compared to the same period in the prior year.

Personnel costs in the Products & Services segment were $28.5 million for the six months ended June 30, 2021, an increase of $5.4 million compared to the same period in the prior year.  The increase is primarily related to an increase in salary expense of $4.3 million due to the personnel cost reductions implemented as a result of the COVID-19 pandemic during the six months ended June 30, 2020.  Bonus, commissions, and other personnel cost increased $1.1 million for the six months ended June 30, 2021 compared to the same period in the prior year.

Other operating costs. Other operating costs for the six months ended June 30, 2021 were $64.2 million, an increase of $20.0 million, or 45.3%, from $44.2 million for the same period in the prior year.   Other operating costs increased by $20.6 million, largely due to the benefit associated with the recognition of $20.5 million in proceeds from grants under the CARES Act included in Other operating costs,  as discussed in the “Effects of the COVID-19 Pandemic” section, in the six months ended June 30, 2020.  Additionally rent expense increased $0.7 million and travel and other expenses increased $0.1 million, partially offset by a decrease in bad debt expense of $1.4 million, as compared to the same period in the prior year.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2021 were $64.1 million, a decrease of $1.3 million, or 1.9%, from the same period in the prior year.  The decrease is the result of incremental share-based compensation expense of $5.9 million recognized during the comparative period of 2020 due to the modification of certain equity awards granted in 2017, a decrease in professional accounting and legal fees of $1.0 million, and a decrease in incentive compensation and other personnel-related costs of $0.4 million, offset by increases in salary expense of $4.3 million, and other expenses of $1.7 million compared to the six months ended June 30, 2020.

Depreciation and amortization.  Depreciation and amortization for the six months ended June 30, 2021 was $16.0 million, a decrease of $1.7 million, or 9.6%, from the same period in the prior year.  Depreciation expense decreased $1.0 million and amortization expense decreased $0.7 million when compared to the same period in the prior year.

Interest expense, net.  Interest expense for the six months ended June 30, 2021 decreased 14.3% to $14.5 million from $16.9 million for the same period in the prior year.

Provision (benefit) for income taxes.  The provision for income taxes for the six months ended June 30, 2021 was $0.5 million, or 6.3% of income before income taxes, compared to a benefit of $2.8 million, or (22.8)% of income before income taxes for the six months ended June 30, 2020.  The effective tax rate for the six months ended June 30, 2021 consisted principally of the 21% federal statutory tax rate, research and development credits, permanent tax differences, and a windfall from share-based compensation.  The increase in the effective tax rate for the six months ended June 30, 2021 compared with the six months ended June 30, 2020 is primarily attributable to 2017 through 2019 research and development tax benefits recognized in the six months ended June 30, 2020, partially offset by a windfall from share-based compensation for the six months ended June 30, 2021.

We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law.  Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment.  As of June 30, 2021, our valuation allowance approximated $2.1 million.

For the year ending December 31, 2021, we estimate a research and development tax credit of $3.0 million, net of tax reserves.  We record the tax benefit, net of tax reserves, as a deferred tax asset.  For the year ended December 31, 2020, we recognized research and development tax credits of $2.2 million, net of tax reserves, related to 2020, and $6.1 million, net of tax reserves, related to prior years.

Financial Condition, Liquidity, and Capital Resources

Liquidity

Our cash and cash equivalents, and any amounts we have available for borrowing under our revolving credit facility, are immediately available to provide cash for our operations and capital expenditures.  We refer to the sum of these two amounts as our “liquidity.”

At June 30, 2021, we had total liquidity of $171.1 million, which reflected a decrease of $68.3 million from the $239.4 million in liquidity we had as of December 31, 2020.  Our liquidity at June 30, 2021 was comprised of cash and cash equivalents of $76.2 million and $94.9 million in available borrowing capacity under our $100.0 million revolving credit facility.  This decrease in liquidity primarily related to a decrease in cash of $68.4 million, comprised of net cash used in operations of $9.3 million, cash paid for acquisitions, net of cash acquired, of $35.3 million, capital expenditures of $14.2 million, and net cash used in financing activities of $10.9 million.

Our Credit Agreement contains customary representations and warranties, as well as financial covenants, including that we maintain compliance with certain leverage and interest coverage ratios.  If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds under our revolving credit facility.  Due to the additional borrowings under our revolving credit facility in March 2020, which were repaid in full during the third quarter of 2020, and in anticipation of the potential economic impact of the COVID-19 pandemic, we entered into an amendment to the Credit Agreement that provided for, among other things, increases in the allowable level of indebtedness we may carry relative to our earnings, changes in the definition of EBITDA used to compute certain financial ratios, certain restrictions regarding investments and payments we made until the completion of the first quarter of 2021 and increases in the interest costs associated with borrowings under our revolving credit facility. We were in compliance with our debt covenants as of June 30, 2021.

For additional information, please refer to the Liquidity Outlook section below.

Working Capital and Days Sales Outstanding

At June 30, 2021, we had working capital of $93.8 million compared to working capital of $129.3 million at December 31, 2020.  Our working capital decreased $35.5 million during the six months ended June 30, 2021 due to a decrease in current assets of $60.2 million, partially offset by a decrease in current liabilities of $24.7 million.

The decrease in current assets of $60.2 million was primarily attributable to a decrease in Cash and cash equivalents of $68.4 million discussed in the “Liquidity” section above, and a decrease in Accounts receivable, net of $3.6 million.  The decreases were offset by an increase of approximately $7.5 million in Inventories and $4.3 million in Other current assets.

The decrease in current liabilities of $24.7 million was primarily attributable to a net decrease in accrued incentive compensation related costs of $21.3 million, primarily due to the payment of $42.9 million in annual incentive compensation and the employer 401(k) matching contribution made during the first quarter of the year.  The remainder of the decrease is primarily attributable to a decrease of $6.7 million in Accounts payable.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90-day rolling period of net revenue.  This computation can provide a relative measure of the effectiveness of our billing and collections activities.  Clinics acquired during the past 90-day period are excluded from the calculation.  As of June 30, 2021, our DSO was 40 days, which compares favorably to a DSO of 45 days as of June 30, 2020.  The reduction is attributable to improved collections experience due to the targeted efforts of our centralized revenue cycle management function.

Sources and Uses of Cash for the Six Months Ended June 30, 2021 Compared to June 30, 2020

Net cash flows used in operating activities increased $89.4 million to $9.3 million for the six months ended June 30, 2021 from net cash provided by operating activities of $80.1 million for the six months ended June 30, 2020.  The most significant increase in cash used in operating activities was due to a $39.6 million increase in cash used in Accounts receivable, net as revenue volumes increased.  In addition, in the second quarter of 2020 we recognized approximately $20.5 million in proceeds from the grants received under the CARES Act within Net income.  The remaining increase in cash flows used in operations is largely attributable to cash used in the satisfaction of Accounts payable and Accrued expenses and other current liabilities of $12.0 million, and changes in Inventories of $11.0 million.

Cash flows used in investing activities increased $13.5 million to $48.2 million for the six months ended June 30, 2021, from $34.7 million for the six months ended June 30, 2020.  The increase in cash used in investing activities was due to an increase of $18.6 million in cash paid for acquisitions, net of cash acquired, partially offset by $4.6 million less in capital expenditures.

Cash flows used in financing activities was $10.9 million for the six months ended June 30, 2021, as compared to cash provided by financing activities of $10.1 million for the six months ended June 30, 2020.  The decrease in cash used in financing activities is primarily due to net borrowings of $22.0 million on our revolving credit facility in 2020, offset by the net effect of activities of $1.0 million.

Effect of Indebtedness

On March 6, 2018, we entered into a $605.0 million Credit Agreement, which provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025.  For additional discussion surrounding the Credit Agreement, see Note K - “Debt and Other Obligations,” in the notes to the condensed consolidated financial statements contained elsewhere in this report.  Cash paid for interest totaled $13.0 million and $15.0 million for the six months ended June 30, 2021 and 2020, respectively.

In May 2020, we entered into an amendment to the Credit Agreement (the “Amendment”) that provided for, amongst other things, an increase in the maximum Net Leverage Ratio to 5.25 to 1.00 for the fiscal quarter ended March 31, 2021; 5.00 to 1.00 for the fiscal quarters ended June 30, 2021 through September 30, 2021; and 4.75 to 1.00 for the quarter ended December 31, 2021 and the last day of each fiscal quarter thereafter.  In addition, the Amendment changed the definition of EBITDA used in the Net Leverage Ratio and minimum interest coverage ratio to adjust for declines in net revenue attributable to the COVID-19 pandemic through the third quarter of 2020.  Borrowings under the revolving credit facility will bear interest at a variable rate equal to the greater of LIBOR or 1.00%, plus 3.75%.  In addition, the Amendment contained certain restrictions and covenants that further limited our ability, and certain of our subsidiaries’ ability, to consolidate or merge, create liens, incur additional indebtedness, or dispose of assets.  During the fourth quarter of 2020, we recommenced our acquisition of O&P providers as we met certain Amendment parameters around leverage and liquidity thresholds.

Scheduled maturities of debt as of June 30, 2021 were as follows:

(in thousands)
2021 (remainder of year)	$4,955
2022	11,661
2023	11,310
2024	10,697
2025	473,011
Thereafter	2,496
Total debt before unamortized discount and debt issuance costs, net	514,130
Unamortized discount and debt issuance costs, net	(6,628)
Total debt	$507,502

Liquidity Outlook

Our Credit Agreement has a term loan facility with $488.6 million in principal outstanding at June 30, 2021, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505.0 million, with all remaining outstanding principal due at maturity in March 2025, and, as of June 30, 2021, a revolving credit facility with no borrowings and available borrowing capacity of $94.9 million that matures in March 2023.

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

As business volumes return to more typical pre-pandemic levels, it is likely that we will experience a natural corresponding increase in our investment in working capital.  Additionally, during 2021, we currently estimate that we will expend $30 million to $35 million for capital expenditures.  We also anticipate that we will continue to pursue acquisitions and other growth initiatives that provide value to our shareholders.

With these factors in mind, we continue to anticipate we will generate positive operating cash flows that, together with our retained cash and revolving credit facility, will allow us to invest in acquisitions and other growth opportunities to provide value to our shareholders.  From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

CARES Act

The CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $178.0 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities and Medicare- and Medicaid-enrolled suppliers and institutional providers. The purpose of these funds is to reimburse providers for lost revenue and health-care related expenses that are attributable to the COVID-19 pandemic. In April 2020, the U.S. Department of Health and Human Services (“HHS”) began making payments to healthcare providers from the $178.0 billion appropriation. These are payments, rather than loans, to healthcare providers, and will not need to be repaid.

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

The CARES Act also provided for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allowed us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We deferred $11.8 million of payroll taxes within Accrued compensation related costs and Other liabilities in the condensed consolidated balance sheet as of June 30, 2021.

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

As of June 30, 2021, we had a combined principal amount of $488.6 million of variable rate debt under our Term Loan B and revolving credit facility and a notional amount of $287.5 million of fixed to variable interest rate swap agreements.  Based on our hedged and unhedged positions, a hypothetical increase in interest rates of 1.0% would impact our annual interest expense by $2.0 million and a decrease in interest rates of 1.0% would impact our annual interest expense by $0.2 million.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no material changes to our internal controls over financial reporting during the three month period ended June 30, 2021.

Therefore, in accordance with Rule 13a-15(d) of the Exchange Act and with the participation of our Chief Executive Officer and our Chief Financial Officer, management determined there have been no material changes to our internal control over financial reporting during the three month period ended June 30, 2021.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or results of operations.  We have also identified the following additional risk factors, which supplement those discussed in our Form 10-K and are grouped within the category of “II.  Risks Relating to Our Operations and Strategy”:

Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.

We have from time-to-time experienced labor shortages and other labor-related issues.  These labor shortages have become more pronounced as a result of the COVID-19 pandemic.  A number of factors may adversely affect the labor force available to us in one or more of our markets, including high employment levels, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration.  These factors can also impact the cost of labor.  Increased turnover rates within our employee base can lead to decreased efficiency and increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees.  An overall labor shortage or lack of skilled labor, increased turnover or labor inflation could have a material adverse effect on our results of operations.

Our results of operations can be adversely affected by inflation and other general cost increases.

We are subject to both contractual, inflationary, and other general cost increases, including with regard to our labor costs and purchases of raw materials and transportation services.  General economic conditions may result in higher inflation, which may increase our exposure to higher costs.  If we are unable to offset these cost increases by price increases, growth, and/or cost reductions in our operations, these inflationary and other general cost increases could have a material adverse effect on our results of operations.

In 2020, our total company costs including our materials costs, personnel costs, other operating costs, and general & administrative expenses, totaled $894.4 million.  A 1% inflationary increase in this amount would increase costs by approximately $8.9 million.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no share repurchase activity during the three months ended June 30, 2021.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the three months ended June 30, 2021.

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

HANGER, INC.

Dated: August 4, 2021	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 4, 2021	By:	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer
(Principal Accounting Officer)