Form 10-Q
period 2021-09-30
HANGER, INC.
filed 2021-11-08
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 27, 2021, the registrant had 38,708,566 shares of its Common Stock outstanding.

ii

PART 1.    FINANCIAL INFORMATION

HANGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value and share amounts)
(Unaudited)

	As of September 30,	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$75,587	$144,602
Accounts receivable, net	136,112	128,596
Inventories	84,747	76,429
Income taxes receivable	8,135	12,888
Other current assets	16,896	12,357
Total current assets	321,477	374,872
Non-current assets:
Property, plant, and equipment, net	83,821	84,873
Goodwill	322,699	277,223
Other intangible assets, net	20,600	18,431
Deferred income taxes	51,445	54,877
Operating lease right-of-use assets	124,502	124,741
Other assets	18,184	15,734
Total assets	$942,728	$950,751
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,700	$10,085
Accounts payable	61,721	65,091
Accrued expenses and other current liabilities	59,172	62,861
Accrued compensation related costs	41,793	72,541
Current portion of operating lease liabilities	36,421	35,002
Total current liabilities	210,807	245,580
Long-term liabilities:
Long-term debt, less current portion	495,279	493,012
Operating lease liabilities	101,759	104,589
Other liabilities	45,361	56,593
Total liabilities	853,206	899,774
Commitments and contingencies (Note P)
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 38,878,293 shares issued and 38,735,472 shares outstanding at 2021, and 38,321,796 shares issued and 38,178,975 shares outstanding at 2020, respectively	389	383
Additional paid-in capital	370,858	365,503
Accumulated other comprehensive loss	(14,977)	(20,215)
Accumulated deficit	(266,052)	(293,998)
Treasury stock, at cost; 142,821 shares at 2021 and 2020, respectively	(696)	(696)
Total shareholders’ equity	89,522	50,977
Total liabilities and shareholders’ equity	$942,728	$950,751
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$289,827	$256,637	$808,116	$723,810
Material costs	92,561	81,462	257,002	228,675
Personnel costs	98,948	89,727	286,377	252,734
Other operating costs	34,871	29,979	99,157	74,207
General and administrative expenses	29,620	33,591	93,633	98,918
Depreciation and amortization	8,159	8,803	24,164	26,513
Income from operations	25,668	13,075	47,783	42,763
Interest expense, net	7,313	8,013	21,805	24,918
Non-service defined benefit plan expense	167	158	501	474
Income before income taxes	18,188	4,904	25,477	17,371
Benefit for income taxes	(2,929)	(1,911)	(2,469)	(4,750)
Net income	$21,117	$6,815	$27,946	$22,121

Basic and Diluted Per Common Share Data:
Basic income per share	$0.55	$0.18	$0.72	$0.58
Weighted average shares used to compute basic earnings per common share	38,730,468	38,133,598	38,550,307	37,878,753
Diluted income per share	$0.54	$0.18	$0.71	$0.57
Weighted average shares used to compute diluted earnings per common share	39,240,974	38,637,536	39,238,370	38,491,965
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$21,117	$6,815	$27,946	$22,121

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of tax provision (benefit) of $419, $488, $1,603, and $(2,509), respectively	$1,321	$1,542	$5,058	$(7,933)
Unrealized gain on defined benefit plan, net of tax provision of $19, $9, $57, and $27, respectively	60	28	180	84
Total other comprehensive income (loss)	1,381	1,570	5,238	(7,849)
Comprehensive income	$22,498	$8,385	$33,184	$14,272
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2021
(dollars and share amounts in thousands)
(Unaudited)

	Common Shares, Balance	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2020	38,179	$383	$365,503	$(20,215)	$(293,998)	$(696)	$50,977
Net loss	—	—	—	—	(3,330)	—	(3,330)
Share-based compensation expense	—	—	3,179	—	—	—	3,179
Issuance in connection with the exercise of stock options	29	—	366	—	—	—	366
Issuance of common stock upon vesting of restricted stock units	365	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(4,520)	—	—	—	(4,520)
Total other comprehensive income	—	—	—	2,572	—	—	2,572
Balance, March 31, 2021	38,573	$387	$364,524	$(17,643)	$(297,328)	$(696)	$49,244
Net income	—	—	—	—	10,159	—	10,159
Share-based compensation expense	—	—	3,239	—	—	—	3,239
Issuance in connection with the exercise of stock options	80	1	4	—	—	—	5
Issuance of common stock upon vesting of restricted stock units	69	1	(1)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(40)	—	—	—	(40)
Total other comprehensive income	—	—	—	1,285	—	—	1,285
Balance, June 30, 2021	38,722	$389	$367,726	$(16,358)	$(287,169)	$(696)	$63,892
Net income	—	—	—	—	21,117	—	21,117
Share-based compensation expense	—	—	2,989	—	—	—	2,989
Issuance in connection with the exercise of stock options	12	—	153	—	—	—	153
Issuance of common stock upon vesting of restricted stock units	6	—	—	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(10)	—	—	—	(10)
Total other comprehensive income	—	—	—	1,381	—	—	1,381
Balance, September 30, 2021	38,740	$389	$370,858	$(14,977)	$(266,052)	$(696)	$89,522
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

HANGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows provided by operating activities:
Net income	$27,946	$22,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,164	26,513
(Benefit) provision for doubtful accounts	(194)	629
Share-based compensation expense	9,407	15,565
Deferred income taxes	1,253	2,067
Amortization of debt discounts and issuance costs	1,429	1,564
Gain on sale and disposal of fixed assets	(1,004)	(729)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(5,120)	39,531
Inventories	(6,361)	(3,834)
Other current assets and other assets	(7,170)	(3,115)
Income taxes	4,753	(6,814)
Accounts payable	(4,134)	12,912
Accrued expenses and other current liabilities	(7,670)	6,914
Accrued compensation related costs	(30,902)	2,339
Other liabilities	(4,579)	8,016
Operating lease liabilities, net of amortization of right-of-use assets	(1,173)	1,559
Changes in operating assets and liabilities:	(62,356)	57,508
Net cash provided by operating activities	645	125,238
Cash flows used in investing activities:
Acquisitions, net of cash acquired	(39,253)	(16,854)
Purchase of property, plant, and equipment	(17,201)	(19,352)
Purchase of therapeutic program equipment leased to third parties under operating leases	(1,709)	(3,194)
Proceeds from sale of property, plant, and equipment	1,812	1,578
Purchase of company-owned life insurance investment	—	(250)
Net cash used in investing activities	(56,351)	(38,072)
Cash flows used in financing activities:
Borrowings under revolving credit agreement	—	79,000
Repayment of borrowings under revolving credit agreement	—	(79,000)
Payment of employee taxes on share-based compensation	(4,570)	(6,841)
Repayment of term loan	(3,788)	(3,788)
Payment on Seller Notes	(3,319)	(2,200)
Payments under vendor financing arrangements	(1,375)	(550)
Payments of financing lease obligations	(781)	(521)
Payment of debt issuance costs	—	(214)
Proceeds from the exercise of options	524	39
Net cash used in financing activities	(13,309)	(14,075)
(Decrease) increase in cash and cash equivalents	(69,015)	73,091
Cash and cash equivalents at beginning of period	144,602	74,419
Cash and cash equivalents at end of period	$75,587	$147,510
Non-cash financing and investing activities:

Seller Notes and other non-cash consideration related to acquisitions	$12,192	$29,420
Purchase of property, plant, and equipment in accounts payable at period end	4,109	4,299
Right-of-use assets obtained in exchange for finance lease obligations	119	1,975
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
Recent Developments Regarding COVID-19
We are subject to risks and uncertainties as a result of the outbreak of the novel coronavirus (“COVID-19”) pandemic (“COVID-19 pandemic”). The extent and duration of the impact of the COVID-19 pandemic on our operations and financial condition remain uncertain and difficult to predict. As a result of the COVID-19 pandemic, we believe that our patients are continuing to defer visits to our O&P clinics, as well as elective surgical procedures, both of which impact our business volumes through decreased patient encounters and physician referrals. We believe that the COVID-19 pandemic will continue to affect our business volumes for at least the remainder of 2021 when compared to pre-pandemic levels. Nevertheless, the overall adverse impact of the COVID-19 pandemic on our business volumes has diminished and stabilized over time, and our patient appointment and other business volumes continue to gradually improve as the prevalence of the virus decreases and COVID-19 vaccines become more widely available and accepted. It remains possible that further outbreaks of COVID-19, including the spread of variants such as the delta variant, or reinstitution of restrictive measures by federal, state and local governments could cause a recessionary environment impacting the healthcare industry generally, including the O&P industry. The United States government has responded with fiscal policy measures intended to support the healthcare industry and economy as a whole, including the passage of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in March 2020.
CARES Act
The CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $203.5 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities and Medicare- and Medicaid- enrolled suppliers and institutional providers. The purpose of these funds is to reimburse providers for lost revenue and health-care related expenses that are attributable to the COVID-19 pandemic. In April 2020, the U.S. Department of Health and Human Services (“HHS”) began making payments to healthcare providers from the $203.5 billion appropriation. These are grants, rather than loans, to healthcare providers, and will not need to be repaid.
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
The CARES Act also provided for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allowed us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We paid the current portion of $5.9 million in September 2021, and deferred $5.9 million of payroll taxes within Other liabilities in the condensed consolidated balance sheet as of September 30, 2021.
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
Note B — Earnings Per Share
Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units, and performance-based units calculated using the treasury stock method. Total anti-dilutive shares excluded from the diluted earnings per share were 2,610 and 2,400 for the three and nine months ended September 30, 2021, and 34,379 and 20,202 for the three and nine months ended September 30, 2020.
Our Credit Agreement (as defined below) restricts the payment of dividends or other distributions to our shareholders by us or any of our subsidiaries. See Note K - “Debt and Other Obligations” within these condensed consolidated financial statements.
The reconciliation of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands except share and per share amounts)	2021	2020	2021	2020
Net income	$21,117	$6,815	$27,946	$22,121

Weighted average shares outstanding - basic	38,730,468	38,133,598	38,550,307	37,878,753
Effect of potentially dilutive restricted stock units and options	510,506	503,938	688,063	613,212
Weighted average shares outstanding - diluted	39,240,974	38,637,536	39,238,370	38,491,965

Basic income per share	$0.55	$0.18	$0.72	$0.58

Diluted income per share	$0.54	$0.18	$0.71	$0.57

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
The following table disaggregates revenue from contracts with customers in our Patient Care segment for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Patient Care Segment
Medicare	$79,586	$68,135	$211,169	$194,052
Medicaid	42,739	34,541	120,475	96,612
Commercial Insurance / Managed Care (excluding Medicare and Medicaid Managed Care)	83,396	75,966	232,828	213,234
Veterans Administration	22,901	19,339	64,298	54,057
Private Pay	15,734	14,683	48,055	40,751
Total	$244,356	$212,664	$676,825	$598,706
The impact to revenue related to prior period performance obligations was not material for the three and nine months ended September 30, 2021 and 2020.
Products & Services Segment
Revenue in our Products & Services segment is derived from the distribution of O&P components and from therapeutic solutions which includes the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.
The following table disaggregates revenue from contracts with customers in our Products & Services segment for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$34,656	$32,711	$98,591	$90,928
Therapeutic solutions	10,815	11,262	32,700	34,176
Total	$45,471	$43,973	$131,291	$125,104
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
Our expected loss methodology is developed using historical liquidation rates, current and future economic and market conditions, and a review of the current status of our patients and customers’ trade accounts receivable balances. We also grouped our receivables into similar risk pools to better measure the risks for each pool. After evaluating the risk for each pool, we determined that additional credit loss risk was immaterial for the Patient Care segment. For the Products & Services segment, an allowance for doubtful accounts is recorded, which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.” As of September 30, 2021, we have considered the current and future economic and market conditions resulting in a decrease to the allowance for doubtful accounts by approximately $0.8 million since December 31, 2020.
Accounts receivable, net as of September 30, 2021 and December 31, 2020 is comprised of the following:

	As of September 30, 2021			As of December 31, 2020
(in thousands)	Patient Care	Products & Services	Consolidated	Patient Care	Products & Services	Consolidated
Gross charges before estimates for implicit price concessions	$161,888	$21,336	$183,224	$156,504	$21,300	$177,804
Less estimates for implicit price concessions:
Payor disallowances	(37,211)	—	(37,211)	(39,343)	—	(39,343)
Patient non-payments	(7,890)	—	(7,890)	(7,042)	—	(7,042)
Accounts receivable, gross	116,787	21,336	138,123	110,119	21,300	131,419
Allowance for doubtful accounts	—	(2,011)	(2,011)	—	(2,823)	(2,823)
Accounts receivable, net	$116,787	$19,325	$136,112	$110,119	$18,477	$128,596
Note E — Inventories
Our inventories are comprised of the following:

	As of September 30,	As of December 31,
(in thousands)	2021	2020
Raw materials	$21,411	$19,716
Work in process	19,053	12,040
Finished goods	44,283	44,673
Total inventories	$84,747	$76,429
Note F — Acquisitions
2021 Acquisition Activity
During 2021, we completed the following acquisitions of O&P clinics with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of these high quality O&P providers. None of the acquisitions were individually material to our financial position, results of operations, or cash flows.
•In the first quarter of 2021, we completed the acquisitions of all the outstanding equity interests of three O&P businesses and the assets of one O&P business for total consideration of $24.2 million, of which $19.2 million was cash consideration, net of cash acquired, $4.0 million was issued in the form of notes to shareholders at fair value, and $1.0 million in additional consideration.

•In the second quarter of 2021, we completed the acquisitions of all the outstanding equity interests of two O&P businesses for total consideration of $21.0 million, of which $16.0 million was cash consideration, net of cash acquired, $4.9 million was issued in the form of notes to shareholders at fair value, and $0.1 million in additional consideration.
•In the third quarter of 2021, we completed the acquisitions of all the outstanding equity interests of three O&P businesses and the assets of one O&P business for total consideration of $6.2 million, of which $3.9 million was cash consideration, net of cash acquired, $1.5 million was issued in the form of notes to shareholders at fair value, and $0.8 million in additional consideration.
We accounted for these transactions under the acquisition method of accounting and have reported the results of operations of each acquisition as of the respective dates of the acquisitions. We based the estimated fair values of intangible assets on an income approach utilizing the excess earnings method for customer relationships. The income approach utilizes management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions. Other significant judgments used in the valuation of tangible assets acquired in the acquisition include estimated selling price of inventory and estimated replacement cost for acquired property, plant, and equipment. For all other assets acquired and liabilities assumed, the fair value reflects the carrying value of the asset or liability due to their short maturity. We recorded the excess of the fair value of the consideration transferred in the acquisitions over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities, anticipated synergies through the scale of our O&P operations, and the assembled workforce. We expect that the majority of the goodwill acquired in the first quarter of 2021, which has been assigned to our Patient Care reporting unit, will not be deductible for federal income tax purposes. We expect that substantially all of the goodwill acquired in the second and third quarters of 2021, which has been assigned to our Patient Care reporting unit, will be deductible for federal income tax purposes.
Acquisition-related costs are included in general and administrative expenses in our condensed consolidated statements of operations. Total acquisition-related costs incurred during the three and nine months ended September 30, 2021 were $0.6 million and $1.4 million, respectively, which includes those costs for transactions that are in progress or were not completed during the respective period. Acquisition-related costs incurred for the acquisitions completed during the three and nine months ended September 30, 2021 were $0.2 million and $0.7 million, respectively.
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

The aggregate purchase price of these acquisitions were allocated on a preliminary basis as follows:

(in thousands)
Cash paid, net of cash acquired	$39,104
Issuance of Seller Notes at fair value	10,442
Additional consideration, net	1,892
Aggregate purchase price	51,438

Accounts receivable	2,609
Inventories	1,957
Customer relationships (Weighted average useful life of 5.0 years)	5,505
Non-compete agreements (Weighted average useful life of 5.0 years)	62
Other assets and liabilities, net	(3,915)
Net assets acquired	6,218
Goodwill	$45,220
Right-of-use assets and lease liabilities related to operating leases recognized in connection with the acquisitions completed during the nine months ended September 30, 2021 was $4.0 million.
2020 Acquisition Activity
During 2020, we completed the following acquisitions of O&P clinics with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of these high quality O&P providers. None of the acquisitions were individually material to our financial position, results of operations, or cash flows.
•In the second quarter of 2020, we acquired all of the outstanding equity interests of an O&P business for total consideration of $46.2 million at fair value, of which $16.8 million was cash consideration, net of cash acquired, $21.9 million was issued in the form of notes to the former shareholders, $3.5 million in the form of a deferred payment obligation to the former shareholders, and $4.0 million in additional consideration. Of the $21.9 million in notes issued to the former shareholders, approximately $18.1 million of the notes were paid in October 2020 in a lump sum payment and the remaining $3.8 million of the notes are payable in annual installments over a period of three years on the anniversary date of the acquisition. Total payments of $4.0 million under the deferred payment obligation are due in annual installments beginning in the fourth year following the acquisition and for three years thereafter. Additional consideration includes approximately $3.6 million in liabilities incurred to the shareholders as part of the business combination payable in October 2020 and is included in Accrued expenses and other liabilities in the consolidated balance sheet. The remaining $0.4 million in additional consideration represents the effective settlement of amounts due to us from the acquired O&P business as of the acquisition date.
•In the fourth quarter of 2020, we completed the acquisitions of all the outstanding equity interests of four O&P businesses for total consideration of $7.1 million, of which $4.9 million was cash consideration, net of cash acquired, $1.9 million was issued in the form of notes to shareholders at fair value, and $0.3 million in additional consideration.

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
The following table summarizes the activity in goodwill of the Patient Care operating segment for the periods indicated:

	For the Nine Months Ended September 30, 2021
(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
As of December 31, 2020	$705,891	$(428,668)	$277,223
Additions from acquisitions	45,220	—	45,220
Measurement period adjustments (1)	256	—	256
As of September 30, 2021	$751,367	$(428,668)	$322,699
(1) Measurement period adjustments relate to 2021 acquisitions of approximately $(0.4) million and acquisitions in prior years of approximately $0.7 million for a net increase to goodwill. These measurement period adjustments are primarily attributable to adjustments to the accounts receivables and accounts payables balances.

	For the Year Ended December 31, 2020
(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
As of December 31, 2019	$660,912	$(428,668)	$232,244
Additions from acquisitions	45,144	—	45,144
Measurement period adjustments (1)	(165)	—	(165)
As of December 31, 2020	$705,891	$(428,668)	$277,223
(1) Measurement period adjustments reducing goodwill relate to acquisitions in the current and prior year of approximately $0.2 million and are primarily attributable to adjustments to the preliminary allocations of customer relationship intangibles.
As of December 31, 2017, goodwill of approximately $139.3 million within the Products & Services operating segment was impaired in full.

The balances related to intangible assets as of September 30, 2021 and December 31, 2020 are as follows:

	As of September 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$22,384	$(8,705)	$—	$13,679
Trade name	255	(195)	—	60
Patents and other intangibles	9,056	(6,312)	—	2,744
Definite-lived intangible assets	31,695	(15,212)	—	16,483
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$40,765	$(15,212)	$(4,953)	$20,600

	As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$16,879	$(5,845)	$—	$11,034
Trade name	255	(176)	—	79
Patents and other intangibles	9,011	(5,810)	—	3,201
Definite-lived intangible assets	26,145	(11,831)	—	14,314
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$35,215	$(11,831)	$(4,953)	$18,431
Amortization expense related to other intangible assets was approximately $1.2 million and $3.4 million for the three and nine months ended September 30, 2021 and $1.6 million and $4.6 million for the three and nine months ended September 30, 2020.
Estimated aggregate amortization expense for definite-lived intangible assets for each of the next five years ended December 31, and thereafter is as follows:

(in thousands)
2021 (remainder of the year)	$1,252
2022	4,941
2023	4,698
2024	3,207
2025	2,019
Thereafter	366
Total	$16,483
Note H — Other Current Assets and Other Assets
Other current assets consist of the following:

	As of September 30,	As of December 31,
(in thousands)	2021	2020
Non-trade receivables	$6,270	$6,063
Prepaid maintenance	5,293	2,942
Prepaid insurance	978	266
Other prepaid assets	4,355	3,086
Total other current assets	$16,896	$12,357

Other assets consist of the following:

	As of September 30,	As of December 31,
(in thousands)	2021	2020
Implementation costs for cloud computing arrangements	$7,058	$4,811
Cash surrender value of company-owned life insurance	4,503	3,973
Finance lease right-of-use assets	2,566	3,016
Deposits	2,182	2,144
Non-trade receivables	1,444	1,274
Other	431	516
Total other assets	$18,184	$15,734
Note I — Accrued Expenses and Other Current Liabilities and Other Liabilities
Accrued expenses and other current liabilities consist of:

	As of September 30,	As of December 31,
(in thousands)	2021	2020
Patient prepayments, deposits, and refunds payable	$25,075	$27,195
Accrued sales taxes and other taxes	9,456	9,863
Insurance and self-insurance accruals	7,518	7,651
Derivative liability	7,461	7,686
Accrued professional fees	1,177	1,016
Accrued interest payable	581	440
Other current liabilities	7,904	9,010
Total	$59,172	$62,861
Other liabilities consist of:

	As of September 30,	As of December 31,
(in thousands)	2021	2020
Supplemental executive retirement plan obligations	$21,184	$21,503
Derivative liability	7,953	14,388
Long-term insurance accruals	7,894	7,326
Deferred payroll taxes	5,918	5,918
Unrecognized tax benefits	300	5,465
Other	2,112	1,993
Total	$45,361	$56,593
Note J — Income Taxes
We recorded a benefit for income taxes of $2.9 million and $2.5 million for the three and nine months ended September 30, 2021. The effective tax rate was (16.1)% and (9.7)% for the three and nine months ended September 30, 2021. We recorded a benefit for income taxes of $1.9 million and $4.8 million for the three and nine months ended September 30, 2020. The effective tax rate was (39.0)% and (27.3)% for the three and nine months ended September 30, 2020.

The increase in the effective tax rate for the three months ended September 30, 2021 compared with the three months ended September 30, 2020 is primarily attributable to the net tax benefit of the loss carryback claim recognized in the three months ended September 30, 2020, as well as an increase in pre-tax book income for the three months ended September 30, 2021 partially offset by the release of reserves for uncertain tax positions for the three months ended September 30, 2021. Our effective tax rate for the three months ended September 30, 2021 differed from the federal statutory tax rate of 21% primarily due to an accrual true-up for actual research and development costs included on our recently filed tax return, non-deductible expenses, and the release of reserves for uncertain tax positions. Our effective tax rate for the three months ended September 30, 2020 differed from the federal statutory tax rate of 21% primarily due to the net tax benefit of the loss carryback claim and non-deductible expenses.
The increase in the effective tax rate for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 is primarily attributable to the 2017 through 2019 research and development tax credits recognized in the nine months ended September 30, 2020, partially offset by a windfall from share-based compensation and the release of reserves for uncertain tax positions for the nine months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2021 differed from the federal statutory tax rate of 21% primarily due to an accrual true-up for actual research and development costs included on our recently filed tax return, non-deductible expenses, a windfall from share-based compensation, and the release of reserves for uncertain tax positions. Our effective tax rate for the nine months ended September 30, 2020 differed from the federal statutory tax rate of 21% primarily due to research and development tax credits, the net tax benefit of the loss carryback claim, and non-deductible expenses.
For the year ended December 31, 2020, we completed a formal study to identify qualifying research and development expenses resulting in the recognition of federal tax benefits of $3.8 million, net of tax reserves, related to 2020 and $6.1 million, net of tax reserves, related to prior years. We recorded the tax benefit, before tax reserves, as a deferred tax asset. For the year ended December 31, 2021, we estimate a federal tax benefit of $4.6 million, net of tax reserves.
During the three months ended September 30, 2021, we released $3.5 million of unrecognized tax benefits and $1.2 million of interest expense due to lapse of statute of limitations for the applicable tax years. We do not anticipate further significant release of unrecognized tax benefits within the next twelve months.
Note K — Debt and Other Obligations
Debt consists of the following:

	As of September 30,	As of December 31,
(in thousands)	2021	2020
Debt:
Term Loan B	$487,325	$491,113
Seller Notes	18,626	11,510
Deferred payment obligation	4,000	4,000
Finance lease liabilities and other	3,229	3,869
Total debt before unamortized discount and debt issuance costs	513,180	510,492
Unamortized discount and debt issuance costs, net	(6,201)	(7,395)
Total debt	$506,979	$503,097

Current portion of long-term debt:
Term Loan B	$5,050	$5,050
Seller Notes	5,770	4,060
Finance lease liabilities and other	880	975
Total current portion of long-term debt	11,700	10,085
Long-term debt	$495,279	$493,012

Refinancing of Credit Agreement and Term B Borrowings
On March 6, 2018, we entered into a new $605.0 million Senior Credit Facility (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025. Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.1 million as of September 30, 2021. We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.
We had approximately $94.9 million in available borrowing capacity under our $100.0 million revolving credit facility as of September 30, 2021.
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
Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. For the three months ended September 30, 2021, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 3.5%. We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note M - “Derivative Financial Instruments.”
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
The Credit Agreement contains various restrictions and covenants, including: (i) requirements that we maintain certain financial ratios at prescribed levels, (ii) a prohibition on payment of dividends and other distributions and (iii) restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions outside the healthcare industry. The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement (some of which were amended in May 2020 by the Amendment (as defined and described below)): (i) a maximum consolidated first lien net leverage ratio (“Net Leverage Ratio”) (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) of 4.25 to 1.00 for the fiscal quarters ended September 30, 2021 through March 31, 2022; and 3.75 to 1.00 for the fiscal quarter ended June 30, 2022 and the last day of each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter.

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
In May 2020, we entered into an amendment to the Credit Agreement (the “Amendment”) that provided for, amongst other things, an increase in the maximum Net Leverage Ratio to 5.00 to 1.00 for the fiscal quarter ended September 30, 2021; and 4.75 to 1.00 for the quarter ended December 31, 2021 and the last day of each fiscal quarter thereafter. In addition, the Amendment changed the definition of EBITDA used in the Net Leverage Ratio and minimum interest coverage ratio to adjust for declines in net revenue attributable to the COVID-19 pandemic. Borrowings under the revolving credit facility will bear interest at a variable rate equal to the greater of LIBOR or 1%, plus 3.75%. In addition, the Amendment contained certain restrictions and covenants that further limit our ability, and certain of our subsidiaries’ ability, to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions not financed with the proceeds of an equity offering, except that certain acquisitions are permitted after September 30, 2020, in the event we maintain certain leverage and liquidity thresholds. We capitalized debt issuance costs of $0.2 million in connection with the Amendment, which were recorded in Other assets.
We were in compliance with all covenants at September 30, 2021.
Seller Notes and the Deferred Payment Obligation
We typically issue subordinated promissory notes (“Seller Notes”) as a part of the consideration transferred when making acquisitions. The Seller Notes are unsecured and are presented net of unamortized discount of $0.8 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively. We measure these instruments at their estimated fair values as of the respective acquisition dates. The stated interest rates on these instruments range from 2.50% to 3.00%. Principal and interest are payable in quarterly or annual installments and mature through August 2026.
Amounts due under the deferred payment obligation to the former shareholders of an acquired O&P business are unsecured and presented net of unamortized discount of $0.4 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively. The deferred payment obligation was measured at its estimated fair value as of the acquisition date and accrues interest at a rate of 3.0%. Principal and interest payments under the deferred payment obligation are due in annual installments beginning in 2024 and for three years thereafter.
Scheduled Maturities of Total Debt
Scheduled maturities of debt at September 30, 2021 were as follows:

(in thousands)
2021 (remainder of year)	$2,405
2022	12,155
2023	11,818
2024	11,181
2025	473,069
Thereafter	2,552
Total debt before unamortized discount and debt issuance costs, net	513,180
Unamortized discount and debt issuance costs, net	(6,201)
Total debt	$506,979

Note L — Fair Value Measurements
Financial Instruments
The carrying value of our outstanding term loan as of September 30, 2021 (excluding unamortized discounts and debt issuance costs of $5.4 million) was $487.3 million compared to its fair value of $486.7 million. The carrying value of our outstanding term loan as of December 31, 2020 (excluding unamortized discounts and debt issuance costs of $6.5 million) was $491.1 million compared to its fair value of $489.9 million. Our estimates of fair value are based on a discounted cash flow model and an indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.
We have interest rate swap agreements designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement. See Note K - “Debt and Other Obligations” and Note M - “Derivative Financial Instruments” for further information.
We believe that the carrying value of the Seller Notes and the deferred payment obligation approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement. The carrying value of our outstanding Seller Notes and the deferred payment obligation issued in connection with past acquisitions as of September 30, 2021 and December 31, 2020 was $21.8 million and $14.6 million, net of unamortized discounts of $0.8 million and $0.9 million, respectively.
Note M — Derivative Financial Instruments
Cash Flow Hedges of Interest Rate Risk
In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024. As of September 30, 2021 and December 31, 2020, our swaps had a notional value outstanding of $287.5 million and $300.0 million, respectively.
Change in Net Loss on Cash Flow Hedges Included in Accumulated Other Comprehensive Loss
The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the three months ended September 30, 2021 and 2020, respectively:

(in thousands)	Cash Flow Hedges
Balance as of June 30, 2021	$(13,034)
Unrealized loss recognized in other comprehensive income, net of tax	(646)
Reclassification to interest expense, net	1,967
Balance as of September 30, 2021	$(11,713)

Balance as of June 30, 2020	$(19,612)
Unrealized loss recognized in other comprehensive income, net of tax	(455)
Reclassification to interest expense, net	1,997
Balance as of September 30, 2020	$(18,070)

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the nine months ended September 30, 2021 and 2020, respectively:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2020	$(16,771)
Unrealized loss recognized in other comprehensive income, net of tax	(829)
Reclassification to interest expense, net	5,887
Balance as of September 30, 2021	$(11,713)

Balance as of December 31, 2019	$(10,137)
Unrealized loss recognized in other comprehensive loss, net of tax	(12,518)
Reclassification to interest expense, net	4,585
Balance as of September 30, 2020	$(18,070)
The following table presents the fair value of derivative liabilities within the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021		As of December 31, 2020
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	$—	$7,461	$—	$7,686
Other liabilities	—	7,953	—	14,388
Note N — Share-Based Compensation
On May 17, 2019, our shareholders approved the Hanger, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan authorizes the issuance of (a) up to 2,025,000 shares of Common Stock, plus (b) 243,611 shares available for issuance under the Hanger, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). Upon approval of the 2019 Plan, the 2016 Plan was no longer available for future awards.
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

As of September 30, 2021, there were 1,395,922 unvested restricted stock awards outstanding. This was comprised of 1,004,549 employee service-based awards with a weighted average grant date fair value of $21.31 per share, 342,017 employee performance-based awards with a weighted average grant date fair value of $21.61 per share, and 49,356 director service-based awards with a weighted average grant date value of $25.53 per share. As of September 30, 2021, there were 312,014 outstanding options exercisable with a weighted average exercise price of $12.77 and average remaining contractual term of 5 years.
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
We recognized a total of approximately $3.0 million and $9.4 million of share-based compensation expense for the three and nine months ended September 30, 2021 and a total of approximately $3.1 million and $15.6 million for the three and nine months ended September 30, 2020, respectively. Share-based compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.

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
We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in net benefit cost and obligation during the three and nine months ended September 30, 2021 and 2020 is as follows:

Change in Benefit Obligation:
(in thousands)	2021	2020
Benefit obligation as of June 30	$18,278	$17,763
Service cost	123	98
Interest cost	87	121
Payments	(12)	(12)
Benefit obligation as of September 30	$18,476	$17,970

Benefit obligation as of December 31, 2020 and 2019, respectively	$19,746	$19,214
Service cost	370	294
Interest cost	261	363
Payments	(1,901)	(1,901)
Benefit obligation as of September 30	$18,476	$17,970

Amounts Recognized in the Condensed Consolidated Balance Sheets:
	As of September 30,	As of December 31,
(in thousands)	2021	2020
Current accrued expenses and other current liabilities	$1,913	$1,913
Non-current other liabilities	16,563	17,833
Total accrued liabilities	$18,476	$19,746

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
As of September 30, 2021 and December 31, 2020, the estimated accumulated obligation benefit is $4.6 million and $4.5 million, of which $4.2 million and $4.0 million is funded and $0.4 million and $0.5 million is unfunded at September 30, 2021 and December 31, 2020, respectively.

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
Patient Care - This segment consists of (i) our owned and operated patient care clinics, and (ii) our contracting and network management business. The patient care clinics provide services to design and fit O&P devices to patients. These clinics also instruct patients in the use, care, and maintenance of the devices. The principal reimbursement sources for our services are:
•Commercial private payors and other, which consist of individuals, rehabilitation providers, commercial insurance companies, health management organizations (“HMOs”), preferred provider organizations (“PPOs”), hospitals, vocational rehabilitation, workers’ compensation programs, and similar sources;
•Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain persons with disabilities, which provides reimbursement for O&P products and services based on prices set forth in published fee schedules (generally with either 10 regional pricing areas or state level prices) for prosthetics and orthotics and by state for durable medical equipment (DMEPOS);
•Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons requiring financial assistance, regardless of age, which may supplement Medicare benefits for persons aged 65 or older requiring financial assistance; and
•the VA.
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

	Patient Care		Products & Services
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net revenues
Third party	$244,356	$212,664	$45,471	$43,973
Intersegments	—	—	58,495	50,011
Total net revenues	244,356	212,664	103,966	93,984
Material costs
Third party suppliers	65,356	56,599	27,205	24,863
Intersegments	9,408	7,339	49,087	42,672
Total material costs	74,764	63,938	76,292	67,535
Personnel expenses	84,479	76,989	14,469	12,738
Other expenses	38,923	34,713	6,636	5,957
Depreciation & amortization	4,870	4,786	1,974	2,633
Segment income from operations	$41,320	$32,238	$4,595	$5,121

	Patient Care		Products & Services
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net revenues
Third party	$676,825	$598,706	$131,291	$125,104
Intersegments	—	—	160,986	138,899
Total net revenues	676,825	598,706	292,277	264,003
Material costs
Third party suppliers	179,060	160,212	77,942	68,463
Intersegments	27,343	18,639	133,643	120,260
Total material costs	206,403	178,851	211,585	188,723
Personnel expenses	243,431	216,910	42,946	35,824
Other expenses	112,509	86,462	19,202	18,614
Depreciation & amortization	14,472	14,089	5,872	7,883
Segment income from operations	$100,010	$102,394	$12,672	$12,959

A reconciliation of the total of the reportable segments’ income from operations to consolidated net income is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Income from operations
Patient Care	$41,320	$32,238	$100,010	$102,394
Products & Services	4,595	5,121	12,672	12,959
Corporate & other	(20,247)	(24,284)	(64,899)	(72,590)
Income from operations	25,668	13,075	47,783	42,763
Interest expense, net	7,313	8,013	21,805	24,918
Non-service defined benefit plan expense	167	158	501	474
Income before income taxes	18,188	4,904	25,477	17,371
Benefit for income taxes	(2,929)	(1,911)	(2,469)	(4,750)
Net income	$21,117	$6,815	$27,946	$22,121
A reconciliation of the reportable segments’ net revenues to consolidated net revenues is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net revenues
Patient Care	$244,356	$212,664	$676,825	$598,706
Products & Services	103,966	93,984	292,277	264,003
Corporate & other	—	—	—	—
Consolidating adjustments	(58,495)	(50,011)	(160,986)	(138,899)
Consolidated net revenues	$289,827	$256,637	$808,116	$723,810
A reconciliation of the reportable segments’ material costs to consolidated material costs is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Material costs
Patient Care	$74,764	$63,938	$206,403	$178,851
Products & Services	76,292	67,535	211,585	188,723
Corporate & other	—	—	—	—
Consolidating adjustments	(58,495)	(50,011)	(160,986)	(138,899)
Consolidated material costs	$92,561	$81,462	$257,002	$228,675
During the third quarter 2021, we have reclassified certain amounts related to the intercompany cost transfer between segment net revenues, segment material costs, and consolidating adjustments from the first six months of 2021 to be consistent with current presentation.

Note R — Subsequent Events

During the fourth quarter of 2021 to date, we completed the acquisitions of four O&P businesses for a total purchase price of $38.7 million. Total consideration transferred for these acquisitions is comprised of $30.0 million in cash consideration, and $8.7 million in the form of notes to the former shareholders. Due to the proximity of these transactions to the filing of this Form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets purchased and liabilities assumed in these acquisitions. Acquisition-related expenses related to these transactions were not material.
In October 2021, we entered into definitive share purchase agreements in connection with the acquisitions of two O&P businesses for a total purchase price of approximately $14.3 million. Due to the proximity of these transactions to the filing of this Form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed in these acquisitions.

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
These statements involve risks, estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in these statements and elsewhere in this report. These uncertainties include, but are not limited to, the financial and business impacts of the COVID-19 pandemic on our operations and the operations of our customers, suppliers, governmental and private payors, and others in the healthcare industry and beyond; federal laws governing the health care industry; governmental policies affecting O&P operations, including with respect to reimbursement; failure to successfully implement a new enterprise resource planning system or other disruptions to information technology systems; the inability to successfully execute our acquisition strategy, including integration of recently acquired O&P clinics into our existing business; changes in the demand for our O&P products and services, including additional competition in the O&P services market; disruptions to our supply chain; our ability to enter into and derive benefits from managed-care contracts; our ability to successfully attract and retain qualified O&P clinicians; labor shortages and increased turnover in our employee base; contractual, inflationary and other general cost increases, including with regard to costs of labor, raw materials and freight; and other risks and uncertainties generally affecting the health care industry.
Readers are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in Item 1A. “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as well as those described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained therein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events. Forward-looking statements and our liquidity, financial condition, and results of operations may be affected by the risks set forth in Item 1A. “Risk Factors”, contained in our 2020 Form 10-K, in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, or by other unknown risks and uncertainties.
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
Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 725 patient care clinics and 111 satellite locations in 47 states and the District of Columbia as of September 30, 2021. We also provide payor network contracting services to other O&P providers through this segment.
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
For the three and nine months ended September 30, 2021, our net revenues were $289.8 million and $808.1 million, respectively, and we recorded net income of $21.1 million and $27.9 million, respectively. For the three and nine months ended September 30, 2020, our net revenues were $256.6 million and $723.8 million, respectively, and we recorded net income of $6.8 million and $22.1 million, respectively.
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
The principal reimbursement sources for our services are:
•Commercial private payors and other non-governmental organizations, which consist of individuals, rehabilitation providers, commercial insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation centers, workers’ compensation programs, third party administrators, and similar sources;
•Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain persons with disabilities;
•Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons requiring financial assistance, regardless of age, which may supplement Medicare benefits for persons aged 65 or older requiring financial assistance; and
•the U.S. Department of Veterans Affairs (the “VA”).

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
Our supply chain organization enables us to:
•centralize our purchasing and thus lower our material costs by negotiating purchasing discounts from manufacturers;
•better manage our patient care clinic inventory levels and improve inventory turns;
•improve inventory quality control;
•encourage our patient care clinics to use the most clinically appropriate products; and
•coordinate new product development efforts with key vendors.

Effects of the COVID-19 Pandemic
As disclosed previously, we began to see a reduction in business volumes as a result of the COVID-19 pandemic starting in the last weeks of March 2020. As federal, state, and local authorities implemented social distancing and suppression measures to respond to an increasing number of nationwide COVID-19 infections, we experienced a decrease in our patient appointments and general business volumes. In response, during the last week of March 2020, we made certain changes to our operations, implemented a broad number of cost reduction measures, and delayed certain capital investment projects. Although our business volumes have shown gradual improvement from their initial significant decline in mid-2020, the adverse impact of the COVID-19 pandemic on our business has continued through the third quarter of 2021. As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic, including temporary labor and cost reduction measures largely in place during the second and third quarters of 2020, may not be indicative of future financial and operational performance. The volume effects and our operating responses are discussed further in this section, and the effects of COVID-19 on our financial condition is discussed in the “Financial Condition, Liquidity and Capital Resources” section below. Our results of operations for any quarter during the COVID-19 pandemic may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. In addition, results in any given period in 2021 may be different than 2020 as a result of the depressed conditions in 2020 stemming from the COVID-19 pandemic.
Effect on Business Volumes
Patient appointments in our clinics during the third quarter of 2021 increased by approximately 10% as compared to the corresponding period in 2020. During the quarter, our prosthetics and orthotics day-adjusted sales, excluding acquisitions, increased by approximately 10.5% and 11.0%, respectively, with same clinic revenues increasing by 10.7% on a per day basis, when compared to the same period in the prior year. Patient appointments in our clinics during the third quarter of 2021 were approximately 92% of the volumes experienced in the third quarter of 2019 and same clinic revenues were 99% of those reported in the third quarter of 2019.
Throughout the COVID-19-affected periods of 2020 through the third quarter of 2021, revenues from orthotics have generally dropped more significantly than revenues from prosthetics. While prosthetic revenues seem to have recovered, the recovery in orthotics has been more gradual when comparing 2021 over the 2019 periods.
Billings for componentry delivered to independent providers of orthotics and prosthetics by our distribution services business were similar during the third quarter of 2021, as compared to the same period in 2019. Due to significant geographic product mix and timing differences, there can be no assurance that these volumes or billing amounts will be reflective of our future results and are solely provided for the purposes of giving context to the effect of the COVID-19 pandemic on our business during the periods impacted by the COVID-19 pandemic.
In the early months of 2021, vaccines for combating COVID-19 were authorized by the US Food and Drug Administration, and the US government commenced a phased roll out. However, the initial quantities of the vaccines were limited, and the US government prioritized distribution to front-line health care workers and other essential workers, followed by individual populations that were most susceptible to the severe effects of COVID-19. As vaccines became more readily available, social adversity to vaccination and other factors affected the achievement of nationwide vaccination goals. The lack of achievement of broad immunity coupled with an increase in infections caused by the new “Delta” variant in the third quarter contributed to an increase in the duration and effect of COVID-19 on our business volumes. Currently, we believe our business volumes are primarily being inhibited by reduced medical procedures due to surgical constraints, reduced referral volumes from in-patient and out-patient providers due to decreases in their volumes and the effect of COVID related protocols on their businesses, patient hesitancy to seek care during the pandemic and increased patient mortality. Additionally, we believe to a lessor extent that our patient volumes are being affected by our own labor constraints in technician and office administrative positions as well as decreases in our sales of off-the-shelf orthotic devices.
Given these factors, we believe that the COVID-19 pandemic will continue to affect our business volumes for at least the remainder of 2021 when compared to pre-pandemic levels. Nevertheless, the overall adverse impact of the COVID-19 pandemic on our business volumes has diminished and stabilized over time, and our patient appointment and other business volumes continue to gradually improve as the prevalence of the virus decreases and COVID-19 vaccines become more widely available and accepted.

Operating, Cost Reduction, and Other Responses
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
While it’s not yet a requirement that all Hanger employees be vaccinated, we are strongly encouraging it. We are already seeing that federal, state, and local regulations are starting to require certain employees, particularly those who provide healthcare services, to be vaccinated. We are closely monitoring the evolving and growing requirements to ensure we as a company are continuing to take the appropriate actions to ensure our impacted employees are compliant.
CARES Act
The CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $203.5 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities and Medicare- and Medicaid-enrolled suppliers and institutional providers. The purpose of these funds is to reimburse providers for lost revenue attributable to the COVID-19 pandemic, such as lost revenues attributable to canceled procedures, as well as to provide support for health-care related expenses. In April 2020, HHS began making payments to healthcare providers from the $203.5 billion appropriation. These are grants, rather than loans, to healthcare providers, and will not need to be repaid.
During 2020, we recognized a total benefit of $24.0 million in our consolidated statement of operations within Other operating costs for the grant proceeds we received under the CARES Act from HHS. In April 2021, we received approximately $0.7 million in additional grant proceeds under the CARES Act from HHS.

Other Products & Services Performance Considerations
As discussed in our 2020 Form 10-K, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, several of the larger independent O&P providers we served through the distribution of componentry encountered financial difficulties during the year ended December 31, 2020, which resulted in our discontinuing distribution services to these customers. Generally, we believe our distribution customers encounter reimbursement pressures similar to those we experience in our own Patient Care segment and, depending on their ability to adapt to the increased claims documentation standards that have emerged in our industry, this may either limit the rate of growth of some of our customers, or otherwise affect the rate of growth we experience in our distribution of O&P componentry to independent providers. In certain circumstances, we may pursue acquisition of inventory in advance to preserve pricing to offset inflation and potential supply chain constraints. During future periods, in addition to the adverse effects of the COVID-19 pandemic discussed above, we currently believe our rate of revenue growth in this segment may decrease as we choose to limit the extent to which we distribute certain low margin orthotic products. Additionally, to the extent that we acquire independent O&P providers who are pre-existing customers of our distribution services, our revenue growth in this segment would be adversely affected as we would no longer recognize external revenue from the components we provide them.
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
Reimbursement Trends
In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the VA. The following is a summary of our payor mix, expressed as an approximate percentage of net revenues for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Medicare	32.6%	32.0%	31.2%	32.4%
Medicaid	17.5%	16.2%	17.8%	16.1%
Commercial Insurance / Managed Care (excluding Medicare and Medicaid Managed Care)	34.1%	35.7%	34.4%	35.6%
Veterans Administration	9.4%	9.1%	9.5%	9.0%
Private Pay	6.4%	7.0%	7.1%	6.9%
Patient Care	100.0%	100.0%	100.0%	100.0%
Patient Care constituted 84.3% and 83.8% of our net revenues for the three and nine months ended September 30, 2021 and 82.9% and 82.7% for the three and nine months ended September 30, 2020. Our remaining net revenues were provided by our Products & Services segment which derives its net revenues from commercial transactions with independent O&P providers, healthcare facilities, and other customers. In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors. Our reimbursement from Medicare is normally updated by the Centers for Medicare and Medicaid Studies (“CMS”) annually, and that update is currently based on changes in the consumer price index, adjusted for increases in productivity. Our contracts with commercial and other payors are based on negotiated rates, or fixed fee schedules, and do not generally provide for automatic increases based on changes in inflation. Overall, approximately half of our reimbursement arrangements have an inherent reference to inflation, or can be adjusted by us to reflect increases in inflation, while the other half do not have such accommodations.

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
Payor disallowances is considered an adjustment to the transaction price. Estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are presented as a reduction of net revenues. These amounts recorded in net revenues within the Patient Care segment for the three and nine months ended September 30, 2021 and 2020 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Gross charges	$253,824	$222,950	$700,471	$625,440
Less estimated implicit price concessions arising from:
Payor disallowances	7,349	9,369	18,665	24,020
Patient non-payments	2,119	917	4,981	2,714
Payor disallowances and patient non-payments	9,468	10,286	23,646	26,734
Net revenues	$244,356	$212,664	$676,825	$598,706

Payor disallowances	$7,349	$9,369	$18,665	$24,020
Patient non-payments	2,119	917	4,981	2,714
Payor disallowances and patient non-payments	$9,468	$10,286	$23,646	$26,734

Payor disallowances %	2.9%	4.2%	2.7%	3.8%
Patient non-payments %	0.8%	0.4%	0.7%	0.4%
Percent of gross charges	3.7%	4.6%	3.4%	4.2%

During 2020 and through the third quarter of 2021, we benefited from reductions in claims denials and increases in our rates of collection compared to prior periods. This has been due to a variety of factors, including increases in our revenue cycle management staffing and an increased focus on collections and liquidity during a period of reduced business volumes, a possible temporary relaxing of payor review procedures during the COVID-19 pandemic, the benefit of CARES Act funds on the ability of patients to pay their portion of claims and other factors relating to our pre-authorization and documentation procedures for devices. We do not believe this favorable trend will necessarily be sustainable in future periods as the COVID-19 pandemic subsides and patient volumes and resulting revenues increase.
Acquisitions
During 2021, we completed the following acquisitions of O&P clinics with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of these high quality O&P providers. None of the acquisitions were individually material to our financial position, results of operations, or cash flows.
•In the first quarter of 2021, we completed the acquisitions of all the outstanding equity interests of three O&P businesses and the assets of one O&P business for total consideration of $24.2 million, of which $19.2 million was cash consideration, net of cash acquired, $4.0 million was issued in the form of notes to shareholders at fair value, and $1.0 million in additional consideration.
•In the second quarter of 2021, we completed the acquisitions of all the outstanding equity interests of two O&P businesses for total consideration of $21.0 million, of which $16.0 million was cash consideration, net of cash acquired, $4.9 million was issued in the form of notes to shareholders at fair value, and $0.1 million in additional consideration.
•In the third quarter of 2021, we completed the acquisitions of all the outstanding equity interests of three O&P businesses and the assets of one O&P business for total consideration of $6.2 million, of which $3.9 million was cash consideration, net of cash acquired, $1.5 million was issued in the form of notes to shareholders at fair value, and $0.8 million in additional consideration.
During 2020, we completed the following acquisitions of O&P clinics with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of these high quality O&P providers. None of the acquisitions were individually material to our financial position, results of operations, or cash flows.
•In the second quarter of 2020, we acquired all of the outstanding equity interests of an O&P business for total consideration of $46.2 million at fair value, of which $16.8 million was cash consideration, net of cash acquired, $21.9 million was issued in the form of notes to the former shareholders, $3.5 million in the form of a deferred payment obligation to the former shareholders, and $4.0 million in additional consideration. Of the $21.9 million in notes issued to the former shareholders, approximately $18.1 million of the notes were paid in October 2020 in a lump sum payment and the remaining $3.8 million of the notes are payable in annual installments over a period of three years on the anniversary date of the acquisition. Total payments of $4.0 million under the deferred payment obligation are due in annual installments beginning in the fourth year following the acquisition and for three years thereafter. Additional consideration includes approximately $3.6 million in liabilities incurred to the shareholders as part of the business combination payable in October 2020 and is included in Accrued expenses and other liabilities in the consolidated balance sheet. The remaining $0.4 million in additional consideration represents the effective settlement of amounts due to us from the acquired O&P business as of the acquisition date.
•In the fourth quarter of 2020, we completed the acquisitions of all the outstanding equity interests of four O&P businesses for total consideration of $7.1 million, of which $4.9 million was cash consideration, net of cash acquired, $1.9 million was issued in the form of notes to shareholders at fair value, and $0.3 million in additional consideration.

Acquisition-related costs are included in general and administrative expenses in our condensed consolidated statements of operations. Total acquisition-related costs incurred during the three and nine months ended September 30, 2021 were $0.6 million and $1.4 million, respectively, which includes those costs for transactions that are in progress or were not completed during the respective period. Acquisition-related costs incurred for the acquisitions completed during the three and nine months ended September 30, 2021 were $0.2 million and $0.7 million, respectively. Total acquisition-related costs incurred during the year ended December 31, 2020 were $0.9 million, which includes those costs for transactions that are in progress or not completed during the respective period. Acquisition-related costs incurred for acquisitions completed during the year ended December 31, 2020 were $0.6 million.
New Systems Implementations
During 2019, we commenced the design, planning, and initial implementation of new financial and supply chain systems (“New Systems Implementations”), and planned to invest in new servers and software that operate as a part of our technology infrastructure. As discussed in the “Effects of the COVID-19 Pandemic” section, we elected in 2020 to temporarily delay our New Systems Implementations as part of our efforts to preserve liquidity. We recommenced these activities in the second quarter of 2021, and transitioned our corporate financial systems to the Oracle Cloud Financials platform in the third quarter of 2021.
In connection with our new financial and supply chain systems, for the three and nine month period ended September 30, 2021, we have expensed $1.8 million and $4.1 million, respectively, and for the three and nine month period ended September 30, 2020, we expensed $0.5 million and $2.0 million, respectively. For the year ended December 31, 2020, we expensed $2.6 million. We currently anticipate that we will spend $5.4 million for the full year 2021 on these systems.
As of September 30, 2021, we capitalized $7.7 million of implementation costs for cloud computing arrangements, net of accumulated amortization, and recorded in other current assets and other assets in the condensed consolidated balance sheet.
Personnel

While we have traditionally been able to recruit and retain adequate staffing to operate and support our business, our ability to support growth is dependent on our ability to add new personnel. Nevertheless, like many other employers, we are currently finding it difficult to recruit and retain personnel in certain positions, including clinic front office administrative, distribution center, and fabrication center technician positions. In certain cases, we have also found it necessary to make individual market adjustments for clinical and professional staff to attract or retain them. Our inability to successfully recruit and maintain staffing levels for these positions could introduce constraints on our ability to achieve our revenue growth objectives in coming quarters. We may find it necessary to further increase wages in these areas in coming quarters if we find that we are unable to attract a sufficient number of personnel. Additionally, when coupled with the generally fixed nature of our reimbursement arrangements, increases in our personnel costs caused by current inflation conditions may put increasing pressure on our ability to maintain or increase our margins. Please refer to Part II, Item 1A. “Risk Factors” in this report for further discussion.
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
Critical Accounting Policies
Our analysis and discussion of our financial condition and results of operations is based upon the condensed consolidated financial statements that have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions, and disclosures. We have chosen accounting policies within GAAP that management believes are appropriate to fairly present, in all material respects, our operating results, and financial position. We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•Revenue recognition
•Accounts receivable, net
•Inventories
•Business combinations
•Goodwill and other intangible assets, net
•Income taxes
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

Results of Operations
Our results of operations for the three months ended September 30, 2021 and 2020 were as follows (unaudited):

	For the Three Months Ended September 30,		Percent Change
(dollars in thousands)	2021	2020	2021 vs 2020
Net revenues	$289,827	$256,637	12.9%
Material costs	92,561	81,462	13.6%
Personnel costs	98,948	89,727	10.3%
Other operating costs	34,871	29,979	16.3%
General and administrative expenses	29,620	33,591	(11.8)%
Depreciation and amortization	8,159	8,803	(7.3)%
Operating expenses	264,159	243,562	8.5%
Income from operations	25,668	13,075	96.3%
Interest expense, net	7,313	8,013	(8.7)%
Non-service defined benefit plan expense	167	158	5.7%
Income before income taxes	18,188	4,904	270.9%
Benefit for income taxes	(2,929)	(1,911)	(53.3)%
Net income	$21,117	$6,815	209.9%
During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Three Months Ended September 30,
	2021	2020
Material costs	31.9%	31.7%
Personnel costs	34.1%	35.0%
Other operating costs	12.1%	11.7%
General and administrative expenses	10.2%	13.1%
Depreciation and amortization	2.8%	3.4%
Operating expenses	91.1%	94.9%
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Relevance of Third Quarter Results to Comparative and Future Periods. As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter of 2020, our revenues and operating results began to be adversely affected by the COVID-19 pandemic, a trend that continued throughout 2020 and into 2021. The effects of this public health emergency on our revenues and earnings, particularly in 2020, impacted the comparison to our historical financial results. As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic, including temporary labor and other cost reduction measures largely in place during the second and third quarters of 2020, may not be indicative of future financial and operational performance. Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.

Net revenues. Net revenues for the three months ended September 30, 2021 were $289.8 million, an increase of $33.2 million, or 12.9%, from $256.6 million for the three months ended September 30, 2020. Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2021	2020
Patient Care	$244,356	$212,664	$31,692	14.9%
Products & Services	45,471	43,973	1,498	3.4%
Net revenues	$289,827	$256,637	$33,190	12.9%
Patient Care net revenues for the three months ended September 30, 2021 were $244.4 million, an increase of $31.7 million, or 14.9%, from $212.7 million for the same period in the prior year. Same clinic revenues increased $21.9 million for the three months ended September 30, 2021 compared to the same period in the prior year, reflecting an increase of 10.7% on a per-day basis. Net revenues from acquired clinics increased $9.7 million, and revenues from consolidations and other services increased $0.1 million. During the third quarter, we estimate that our same clinic net revenues were approximately 99% of the level we reported in the third quarter of 2019, prior to the pandemic, while our patient appointment volumes during the quarter were 92% of those in the 2019 period. This increase in revenue relative to patient volumes related primarily to reductions in patient encounters for lower value “off the shelf” orthotic devices as well as increases in the volume of technology-related prosthetic devices during the third quarter.
Prosthetics constituted approximately 55% of our total Patient Care revenues for the three months ended September 30, 2021 and 56% for the same period in 2020, excluding the impact of acquisitions. Prosthetic revenues for the three months ended September 30, 2021 were 10.5% higher, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions. Orthotics, shoes, inserts, and other products increased by 11.0% on a per-day basis compared to the same comparative prior periods, excluding the impact of acquisitions. Revenues in the third quarter of 2020, particularly orthotic revenues, were adversely affected due to a decline in patient appointment volumes as a result of the onset of the COVID-19 pandemic and other factors impacting our business volumes discussed in the “Effects of the COVID-19 Pandemic” section.
Products & Services net revenues for the three months ended September 30, 2021 were $45.5 million, an increase of $1.5 million, or 3.4% from the same period in the prior year. This was primarily attributable to an increase of $1.9 million, or 5.9%, in the distribution of O&P componentry to independent providers in the period stemming primarily from lower volumes in the same period of 2020 due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above. In addition, net revenues from therapeutic solutions decreased $0.4 million, or 4.0%, primarily as a result of historical customer lease cancellations and discounts, partially offset by lease installations.
Material costs. Material costs for the three months ended September 30, 2021 were $92.6 million, an increase of $11.1 million or 13.6%, from the same period in the prior year. Total material costs as a percentage of net revenues increased to 31.9% in the three months ended September 30, 2021 from 31.7% in the three months ended September 30, 2020 primarily due to changes in our Products & Services segment business and product mix. While we have not experienced significant inflation in our material costs during the current year, we believe the effect of inflation may increase during 2022. Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2021	2020
Patient Care	$74,764	$63,938	$10,826	16.9%
Products & Services	17,797	17,524	273	1.6%
Material costs	$92,561	$81,462	$11,099	13.6%
Patient Care material costs increased $10.8 million, or 16.9%, for the three months ended September 30, 2021 compared to the same period in the prior year as a result of the increase in segment net sales, additional costs as a result of our acquisitions, and changes in the segment product mix. Patient Care material costs as a percent of segment net revenues increased to 30.6% for the three months ended September 30, 2021 from 30.1% for the three months ended September 30, 2020.

Products & Services material costs increased $0.3 million, or 1.6%, for the three months ended September 30, 2021 compared to the same period in the prior year. As a percent of net revenues in the Products & Services segment, material costs were 39.1% for the three months ended September 30, 2021 as compared to 39.9% in the same period of 2020. The decrease in cost of materials as a percent of segment net revenues was primarily due to a change in business volume and product mix within the segment.
Personnel costs. Personnel costs for the three months ended September 30, 2021 were $98.9 million, an increase of $9.2 million, or 10.3%, from $89.7 million for the same period in the prior year. Personnel costs by operating segment were as follows:

	For the Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2021	2020
Patient Care	$84,479	$76,989	$7,490	9.7%
Products & Services	14,469	12,738	1,731	13.6%
Personnel costs	$98,948	$89,727	$9,221	10.3%
Personnel costs for the Patient Care segment were $84.5 million for the three months ended September 30, 2021, an increase of $7.5 million, or 9.7%, from $77.0 million in the same period of the prior year. The increase in Patient Care personnel costs during the three months ended September 30, 2021 was primarily related to an increase in salary expense of $11.1 million from the prior period due to the personnel cost reductions implemented as a result of the COVID-19 pandemic during the three months ended September 30, 2020. Additionally, payroll taxes increased $0.5 million and commissions increased $0.1 million compared to the three months ended September 30, 2020. These increases were offset by a decrease in incentive compensation and other personnel costs of $2.9 million and a $1.3 million decrease in benefits compared to the same period in the prior year.
Personnel costs in the Products & Services segment were $14.5 million for the three months ended September 30, 2021, an increase of $1.7 million compared to the same period in the prior year. The increase is primarily related to an increase in salary expense of $2.2 million due to the personnel cost reductions implemented as a result of the COVID-19 pandemic during the three months ended September 30, 2020. Bonus, commissions, benefits, and other personnel cost decreased $0.5 million for the three months ended September 30, 2021 compared to the same period in the prior year.
Other operating costs. Other operating costs for the three months ended September 30, 2021 were $34.9 million, an increase of $4.9 million, or 16.3%, from $30.0 million for the same period in the prior year. Travel increased $1.8 million, rent, utilities, occupancy, office expenses increased $0.9 million, professional fees increased $0.8 million, bad debt expense increased $0.6 million, and other expenses increased $0.8 million as compared to the same period in the prior year.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2021 were $29.6 million, a decrease of $4.0 million, or 11.8%, from the same period in the prior year. The decrease is the result of a $5.5 million decrease in incentive compensation and other personnel-related costs and a $2.4 million decrease in other compensation costs related to the qualified disaster relief payments to employees in the prior year quarter, partially offset by increases in salary expense of $1.1 million and other operating expenses of $2.8 million compared to the three months ended September 30, 2020.
Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2021 was $8.2 million, a decrease of $0.6 million, or 7.3%, from the same period in the prior year. Amortization expense decreased $0.3 million and depreciation expense decreased $0.3 million when compared to the same period in the prior year.
Interest expense, net. Interest expense for the three months ended September 30, 2021 decreased 8.7% to $7.3 million from $8.0 million for the same period in the prior year.

Benefit for income taxes. The benefit for income taxes for the three months ended September 30, 2021 was $2.9 million, or (16.1)% of income before income taxes, compared to a benefit of $1.9 million, or (39.0)% of income before income taxes for the three months ended September 30, 2020. The increase in the effective tax rate for the three months ended September 30, 2021 compared with the three months ended September 30, 2020 is primarily attributable to the net tax benefit of the loss carryback claim recognized in the three months ended September 30, 2020, as well as an increase in pre-tax book income for the three months ended September 30, 2021 partially offset by the release of reserves for uncertain tax positions for the three months ended September 30, 2021. Our effective tax rate for the three months ended September 30, 2021 differed from the federal statutory tax rate of 21% primarily due to an accrual true-up for actual research and development costs included on our recently filed tax return, non-deductible expenses, and the release of reserves for uncertain tax positions.
We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law. Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment. As of September 30, 2021, our valuation allowance was approximately $2.1 million.
For the year ending December 31, 2021, we estimate a research and development tax credit of $4.6 million, net of tax reserves. We record the tax benefit, net of tax reserves, as a deferred tax asset. For the year ended December 31, 2020, we recognized research and development tax credits of $3.8 million, net of tax reserves, related to 2020, and $6.1 million, net of tax reserves, related to prior years.
Our results of operations for the nine months ended September 30, 2021 and 2020 were as follows (unaudited):

	For the Nine Months Ended September 30,		Percent Change
(dollars in thousands)	2021	2020	2021 vs 2020
Net revenues	$808,116	$723,810	11.6%
Material costs	257,002	228,675	12.4%
Personnel costs	286,377	252,734	13.3%
Other operating costs	99,157	74,207	33.6%
General and administrative expenses	93,633	98,918	(5.3)%
Depreciation and amortization	24,164	26,513	(8.9)%
Operating expenses	760,333	681,047	11.6%
Income from operations	47,783	42,763	11.7%
Interest expense, net	21,805	24,918	(12.5)%
Non-service defined benefit plan expense	501	474	5.7%
Income before income taxes	25,477	17,371	46.7%
Benefit for income taxes	(2,469)	(4,750)	48.0%
Net income	$27,946	$22,121	26.3%
During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Material costs	31.8%	31.6%
Personnel costs	35.4%	34.9%
Other operating costs	12.3%	10.2%
General and administrative expenses	11.6%	13.7%
Depreciation and amortization	3.0%	3.7%
Operating expenses	94.1%	94.1%

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Relevance of Nine Months Ended Results to Comparative and Future Periods. As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter of 2020, our revenues and operating results began to be adversely affected by the COVID-19 pandemic, a trend that continued throughout 2020 and into 2021. The effects of this public health emergency on our revenues and earnings in the, particularly in 2020, impacted the comparison to our historical financial results. As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic, including temporary labor and other cost reduction measures largely in place during the second and third quarters of 2020, may not be indicative of future financial and operational performance. Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.
Net revenues. Net revenues for the nine months ended September 30, 2021 were $808.1 million, an increase of $84.3 million, or 11.6%, from $723.8 million for the nine months ended September 30, 2020. Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Nine Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2021	2020
Patient Care	$676,825	$598,706	$78,119	13.0%
Products & Services	131,291	125,104	6,187	4.9%
Net revenues	$808,116	$723,810	$84,306	11.6%
Patient Care net revenues for the nine months ended September 30, 2021 were $676.8 million, an increase of $78.1 million, or 13.0%, from $598.7 million for the same period in the prior year. Same clinic revenues increased $52.9 million for the nine months ended September 30, 2021 compared to the same period in the prior year, reflecting an increase of 10.2% on a per-day basis. Net revenues from acquired clinics increased $24.7 million, and revenues from consolidations and other services increased $0.5 million. For the year-to-date, we estimate that our same clinic net revenues were approximately 98% of the level we reported for the first nine months of 2019, prior to the pandemic. Given this, we are not currently operating in a manner that utilizes our capacity at the same levels as we did prior to the pandemic, and this has been a primary contributing factor to the decrease in our earnings and margins when compared to that pre-pandemic period.
Prosthetics constituted approximately 54% of our total Patient Care revenues for the nine months ended September 30, 2021 and 56% for the same period in 2020, excluding the impact of acquisitions. Prosthetic revenues for the nine months ended September 30, 2021 were 5.5% higher, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions. Orthotics, shoes, inserts, and other products increased by 16.3% on a per-day basis compared to the same comparative prior periods, excluding the impact of acquisitions. Revenues through the third quarter of 2020, particularly orthotic revenues, were adversely affected due to a decline in patient appointment volumes as a result of the onset of the COVID-19 pandemic, governmental suppression measures implemented in response to the COVID-19 pandemic, and other factors impacting our business volumes discussed in the “Effects of the COVID-19 Pandemic” section.
Products & Services net revenues for the nine months ended September 30, 2021 were $131.3 million, an increase of $6.2 million, or 4.9% from the same period in the prior year. This was primarily attributable to an increase of $7.7 million, or 8.4%, in the distribution of O&P componentry in the period to independent providers stemming primarily from lower volumes in the same period of 2020 due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above, and a $1.5 million, or 4.3%, decrease in net revenues from therapeutic solutions primarily as a result of historical customer lease cancellations and discounts, partially offset by lease installations.

Material costs. Material costs for the nine months ended September 30, 2021 were $257.0 million, an increase of $28.3 million or 12.4%, from the same period in the prior year. Total material costs as a percentage of net revenues increased to 31.8% in the nine months ended September 30, 2021 from 31.6% in the nine months ended September 30, 2020 due to changes in our Products & Services segment business and product mix. While we have not experienced significant inflation in our material costs during the current year, we believe the effect of inflation may increase during 2022. Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Nine Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2021	2020
Patient Care	$206,403	$178,851	$27,552	15.4%
Products & Services	50,599	49,824	775	1.6%
Material costs	$257,002	$228,675	$28,327	12.4%
Patient Care material costs increased $27.6 million, or 15.4%, for the nine months ended September 30, 2021 compared to the same period in the prior year as a result of the increase in segment net sales, additional costs as a result of our acquisitions, and changes in the segment product mix. Patient Care material costs as a percent of segment net revenues increased to 30.5% for the nine months ended September 30, 2021 from 29.9% for the nine months ended September 30, 2020.
Products & Services material costs increased $0.8 million, or 1.6%, for the nine months ended September 30, 2021 compared to the same period in the prior year. As a percent of net revenues in the Products & Services segment, material costs were 38.5% for the nine months ended September 30, 2021 as compared to 39.8% in the same period of 2020. The decrease in material costs as a percent of segment net revenues was due to a change in business and product mix within the segment, as well as cost savings related to certain supply chain initiatives.
Personnel costs. Personnel costs for the nine months ended September 30, 2021 were $286.4 million, an increase of $33.6 million, or 13.3%, from $252.7 million for the same period in the prior year. Personnel costs by operating segment were as follows:

	For the Nine Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2021	2020
Patient Care	$243,431	$216,910	$26,521	12.2%
Products & Services	42,946	35,824	7,122	19.9%
Personnel costs	$286,377	$252,734	$33,643	13.3%
Personnel costs for the Patient Care segment were $243.4 million for the nine months ended September 30, 2021, an increase of $26.5 million, or 12.2%, from $216.9 million for the same period in the prior year. The increase in Patient Care personnel costs during the nine months ended September 30, 2021 was primarily related to an increase in salary expense of $31.1 million from the prior year period due to the personnel cost reductions implemented as a result of the COVID-19 pandemic during the nine months ended September 30, 2020. Additionally, payroll taxes increased $1.7 million, commissions increased $0.5 million, and benefits increased $0.4 million compared to the nine months ended September 30, 2020. These increases were offset by a $7.2 million decrease in incentive compensation and other personnel costs compared to the same period in the prior year.
Personnel costs in the Products & Services segment were $42.9 million for the nine months ended September 30, 2021, an increase of $7.1 million compared to the same period in the prior year. The increase is primarily related to an increase in salary expense of $6.5 million due to the personnel cost reductions implemented as a result of the COVID-19 pandemic during the nine months ended September 30, 2020. Bonus, commissions, and other personnel cost increased $0.6 million for the nine months ended September 30, 2021 compared to the same period in the prior year.

Other operating costs. Other operating costs for the nine months ended September 30, 2021 were $99.2 million, an increase of $25.0 million, or 33.6%, from $74.2 million for the same period in the prior year. Other operating costs increased by $21.4 million, largely due to the benefit associated with the recognition of $20.5 million in proceeds from grants under the CARES Act included in Other operating costs, as discussed in the “Effects of the COVID-19 Pandemic” section, in the nine months ended September 30, 2020. Additionally rent, utilities, occupancy, and office expenses increased $3.2 million and travel, professional education, professional fees, and other expenses increased $1.2 million, partially offset by a decrease in bad debt expense of $0.8 million, as compared to the same period in the prior year. In general, the increase in other operating costs are the result of the cost mitigation efforts implemented in the prior year period as a result of the COVID-19 pandemic, and to a lesser extent due to new, renewed, and acquired leases in the current year.
General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2021 were $93.6 million, a decrease of $5.3 million, or 5.3%, from the same period in the prior year. The decrease is the result of incremental share-based compensation expense of $5.9 million recognized during the comparative period of 2020 due to the modification of certain equity awards granted in 2017, a decrease in incentive compensation and other personnel-related costs of $6.3 million, and a decrease in other compensation costs of $2.4 million related to the qualified disaster relief payments made in the prior year, offset by increases in salary expense of $5.4 million and other expenses of $3.9 million compared to the nine months ended September 30, 2020 largely as the result of cost mitigation efforts implemented in the prior year period as a result of the COVID-19 pandemic.
Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2021 was $24.2 million, a decrease of $2.3 million, or 8.9%, from the same period in the prior year. Depreciation expense decreased $1.2 million and amortization expense decreased $1.1 million when compared to the same period in the prior year.
Interest expense, net. Interest expense for the nine months ended September 30, 2021 decreased 12.5% to $21.8 million from $24.9 million for the same period in the prior year. This is largely due to a decrease in LIBOR as compared to the prior year period, as well as interest payments made in the prior year on the revolving debt balance, which was undrawn during the nine months ended September 30, 2021.
Benefit for income taxes. The benefit for income taxes for the nine months ended September 30, 2021 was $2.5 million, or (9.7)% of income before income taxes, compared to a benefit of $4.8 million, or (27.3)% of income before income taxes for the nine months ended September 30, 2020. The increase in the effective tax rate for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 is primarily attributable to the 2017 through 2019 research and development tax credits recognized in the nine months ended September 30, 2020, partially offset by a windfall from share-based compensation and the release of reserves for uncertain tax positions for the nine months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2021 differed from the federal statutory tax rate of 21% primarily due to an accrual true-up for actual research and development costs included on our recently filed tax return, non-deductible expenses, a windfall from share-based compensation and the release of reserves for uncertain tax positions.
We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law. Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment. As of September 30, 2021, our valuation allowance approximated $2.1 million.
For the year ending December 31, 2021, we estimate a research and development tax credit of $4.6 million, net of tax reserves. We record the tax benefit, net of tax reserves, as a deferred tax asset. For the year ended December 31, 2020, we recognized research and development tax credits of $3.8 million, net of tax reserves, related to 2020, and $6.1 million, net of tax reserves, related to prior years.
Financial Condition, Liquidity, and Capital Resources
Liquidity
Our cash and cash equivalents, and any amounts we have available for borrowing under our revolving credit facility, are immediately available to provide cash for our operations and capital expenditures. We refer to the sum of these two amounts as our “liquidity.”

At September 30, 2021, we had total liquidity of $170.5 million, which reflected a decrease of $68.9 million from the $239.4 million in liquidity we had as of December 31, 2020. Our liquidity at September 30, 2021 was comprised of cash and cash equivalents of $75.6 million and $94.9 million in available borrowing capacity under our $100.0 million revolving credit facility. This decrease in liquidity primarily related to a decrease in cash of $69.0 million, comprised of cash paid for acquisitions, net of cash acquired, of $39.3 million, capital expenditures of $18.9 million, and net cash used in financing activities of $13.3 million.
Our Credit Agreement contains customary representations and warranties, as well as financial covenants, including that we maintain compliance with certain leverage and interest coverage ratios. If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds under our revolving credit facility. Due to the additional borrowings under our revolving credit facility in March 2020, which were repaid in full during the third quarter of 2020, and in anticipation of the potential economic impact of the COVID-19 pandemic, we entered into an amendment to the Credit Agreement that provided for, among other things, increases in the allowable level of indebtedness we may carry relative to our earnings, changes in the definition of EBITDA used to compute certain financial ratios, certain restrictions regarding investments and payments we made until the completion of the first quarter of 2021 and increases in the interest costs associated with borrowings under our revolving credit facility. We were in compliance with our debt covenants as of September 30, 2021.
For additional information, please refer to the Liquidity Outlook section below.
Working Capital and Days Sales Outstanding
At September 30, 2021, we had working capital of $110.7 million compared to working capital of $129.3 million at December 31, 2020. Our working capital decreased $18.6 million during the nine months ended September 30, 2021 due to a decrease in current assets of $53.4 million, partially offset by a decrease in current liabilities of $34.8 million.
The decrease in current assets of $53.4 million was primarily attributable to a decrease in Cash and cash equivalents of $69.0 million discussed in the “Liquidity” section above, and a decrease in Income taxes receivable of $4.7 million. The decreases were offset by an increase of approximately $8.3 million in Inventories, $7.5 million in Accounts receivable, net, and $4.5 million in Other current assets.
The decrease in current liabilities of $34.8 million was primarily attributable to a net decrease in accrued incentive compensation related costs of $30.7 million, primarily due to the payment of $42.9 million in annual incentive compensation and the employer 401(k) matching contribution made during the first quarter of the year. The remainder of the decrease is primarily attributable to a decrease of $3.7 million in Accrued expenses and other current liabilities and $3.4 million in Accounts payable.
Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90-day rolling period of net revenue. This computation can provide a relative measure of the effectiveness of our billing and collections activities. Clinics acquired during the past 90-day period are excluded from the calculation. As of September 30, 2021, our DSO was 42 days, which compares favorably to a DSO of 43 days as of September 30, 2020. The reduction is attributable to improved collections experience due to the targeted efforts of our centralized revenue cycle management function.
Sources and Uses of Cash for the Nine Months Ended September 30, 2021 Compared to September 30, 2020
Net cash flows provided by operating activities decreased $124.6 million to $0.6 million for the nine months ended September 30, 2021 from $125.2 million for the nine months ended September 30, 2020. The most significant decrease in cash provided by operating activities was due to a $44.7 million increase in cash used in Accounts receivable, net as revenue volumes increased. The remaining decrease in cash flows provided by operations is largely attributable to cash used in the satisfaction of Accounts payable and Accrued expenses and other current liabilities of $31.6 million, and a change in Accrued compensation related costs of $33.2 million.
Cash flows used in investing activities increased $18.3 million to $56.4 million for the nine months ended September 30, 2021, from $38.1 million for the nine months ended September 30, 2020. The increase in cash used in investing activities was due to an increase of $22.4 million in cash paid for acquisitions, net of cash acquired, partially offset by $3.6 million less in capital expenditures.

Cash flows used in financing activities was $13.3 million for the nine months ended September 30, 2021, as compared to cash used in financing activities of $14.1 million for the nine months ended September 30, 2020. The decrease in cash used in financing activities is primarily due to a decrease in payments of employee taxes on stock-based compensation of $2.3 million, offset by an increase in payments on Seller Notes and other activities of $1.5 million.
Effect of Indebtedness
On March 6, 2018, we entered into a $605.0 million Credit Agreement, which provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025. For additional discussion surrounding the Credit Agreement, see Note K - “Debt and Other Obligations,” in the notes to the condensed consolidated financial statements contained elsewhere in this report. Cash paid for interest totaled $19.7 million and $22.2 million for the nine months ended September 30, 2021 and 2020, respectively.
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
Scheduled maturities of debt as of September 30, 2021 were as follows:

(in thousands)
2021 (remainder of year)	$2,405
2022	12,155
2023	11,818
2024	11,181
2025	473,069
Thereafter	2,552
Total debt before unamortized discount and debt issuance costs, net	513,180
Unamortized discount and debt issuance costs, net	(6,201)
Total debt	$506,979
Liquidity Outlook
Our Credit Agreement has a term loan facility with $487.3 million in principal outstanding at September 30, 2021, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505.0 million, with all remaining outstanding principal due at maturity in March 2025, and, as of September 30, 2021, a revolving credit facility with no borrowings and available borrowing capacity of $94.9 million that matures in March 2023.
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

As business volumes return to more typical pre-pandemic levels, it is likely that we will experience a natural corresponding increase in our investment in working capital. Additionally, during 2021, we currently estimate that we will expend $25 million to $30 million for capital expenditures. We also anticipate that we will continue to pursue acquisitions and other growth initiatives that provide value to our shareholders.
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
CARES Act
The CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $203.5 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities and Medicare- and Medicaid-enrolled suppliers and institutional providers. The purpose of these funds is to reimburse providers for lost revenue and health-care related expenses that are attributable to the COVID-19 pandemic. In April 2020, the U.S. Department of Health and Human Services (“HHS”) began making payments to healthcare providers from the $203.5 billion appropriation. These are payments, rather than loans, to healthcare providers, and will not need to be repaid.
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
The CARES Act also provided for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allowed us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We paid the current portion of $5.9 million in September 2021, and deferred $5.9 million of payroll taxes within Other liabilities in the condensed consolidated balance sheet as of September 30, 2021.
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
As of September 30, 2021, we had a combined principal amount of $487.3 million of variable rate debt under our Term Loan B and revolving credit facility and a notional amount of $287.5 million of fixed to variable interest rate swap agreements. Based on our hedged and unhedged positions, a hypothetical increase in interest rates of 1.0% would impact our annual interest expense by $2.0 million and a decrease in interest rates of 1.0% would impact our annual interest expense by $0.2 million.
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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
We are implementing an enterprise resource planning (“ERP”) system, and transitioned from our prior corporate financial systems to the new ERP system in the third quarter of 2021. In connection with the implementation, we modified the design and documentation of certain internal control processes and procedures as necessary. The new ERP system implementation is continuing in a phased approach and will continue to be evaluated for effect on our internal controls over financial reporting.
In accordance with Rule 13a-15(d) of the Exchange Act and with the participation of our Chief Executive Officer and our Chief Financial Officer, management determined there have been no other material changes to our internal control over financial reporting during the three month period ended September 30, 2021.

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
COVID-19 vaccination mandates adopted by federal, state and local governments, as well as by certain healthcare systems, could have a material adverse impact on our business and results of operations.

On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. government contracts to ensure that their U.S.-based employees, contractors, and subcontractors that work on or in support of U.S. government contracts are fully vaccinated against COVID-19 by December 8, 2021. The executive order includes on-site and remote U.S.-based employees, contractors, and subcontractors and it only permits limited exceptions for medical and religious reasons.
Also on September 9, 2021, President Biden announced that he has directed OSHA to develop a new temporary emergency standard (“ETS”) mandating either the full vaccination or weekly COVID-19 testing of employees for employers with 100 or more employees. OSHA has not yet issued the ETS or provided any additional information on its contents or requirements, including whether employers must pay for the vaccinations or testing.
Additionally, many state and local governments in which our business operates, as well as certain healthcare systems that serve as referral sources for Hanger Clinic patients, have implemented or announced COVID-19 vaccination requirements applicable to certain of our employees, and additional vaccination mandates may be announced in the future.

It is currently not possible to predict with certainty the impact these vaccination mandates will have on our business, especially on our workforce. Our implementation of these requirements may result in costs to us in the form of vaccinations or testing of employees. These requirements may also result in attrition in our workforce, including attrition of critically skilled employees, and difficulty securing future employment needs, which could have a material adverse effect on our business, financial condition, and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There has been no share repurchase activity during the three months ended September 30, 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There have been no defaults upon senior securities during the three months ended September 30, 2021.
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

HANGER, INC.

Dated: November 8, 2021	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 8, 2021	By:	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer
(Principal Accounting Officer)