Form 10-K
period 2021-12-31
HANGER, INC.
filed 2022-02-28
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates on June 30, 2021, was approximately $950.3 million.
As of February 16, 2022, the registrant had 38,716,040 shares of its Common Stock outstanding.
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
Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in comprehensive, outcomes-based design, fabrication, and delivery of custom O&P devices through 760 patient care clinics and 115 satellite locations in 47 states and the District of Columbia, as of December 31, 2021. We also provide payor network contracting services to other O&P providers through this segment.
Our Products & Services segment is comprised of our distribution services and therapeutic solutions businesses. As a leading provider of O&P products in the United States, we engage in the distribution of a broad catalog of branded and private label O&P devices, products, and components to independent O&P providers nationwide. The other business in our Products & Services segment is our therapeutic solutions business, which develops specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation to patients at approximately 4,000 skilled nursing and post-acute providers nationwide.
For the years ended December 31, 2021, 2020, and 2019, our net revenues were $1,120.5 million, $1,001.2 million, and $1,098.0 million, respectively. We recorded net income of $42.0 million, $38.2 million, and $27.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The following table summarizes the percentage of net revenues derived from each of our two operating segments:

	For the Years Ended December 31,
	2021	2020	2019
Patient Care	84.2%	83.1%	82.5%
Products & Services	15.8%	16.9%	17.5%
See Note S - “Segment and Related Information” to our consolidated financial statements in this Annual Report on Form 10-K for additional information about our segments.
Industry Overview
As of 2019, we estimate that approximately $4.3 billion is spent in the United States each year for prescription-based O&P products and services through O&P clinics. Orthotic devices, or “orthoses,” are externally applied devices used to modify the structural and functional characteristics of the neuromuscular and skeletal system. These devices typically are provided to patients suffering from musculoskeletal disorders, such as ailments of the back, extremities, or joints; injuries from sports; or conditions such as cerebral palsy, scoliosis, and stroke. Prosthetic devices, or “prostheses,” are artificial devices that replace a missing limb or portion of a limb. These devices are provided to patients with amputated or congenitally absent limbs to replace the function and appearance of a limb so that patients can resume activities of daily living and work. The most prevalent causes for amputations are from complications due to diabetes, trauma associated with accidents, physical injury, or infection.
The industry derives its primary revenue from the evaluation, fabrication, and fitting of custom O&P devices to serve patients needing both new and replacement devices. Additionally, O&P clinics typically provide patients with other non-custom orthotic products, diabetic shoes and inserts, and support patients through the repair and adjustment of their devices.
We believe our Patient Care segment currently accounts for approximately 24% of the market, providing a comprehensive portfolio of orthotic, prosthetic, and post-operative solutions to patients in acute, post-acute, and patient care clinic settings.

We estimate that the next two largest providers of O&P services in the United States are Össur and the U.S. Department of Veterans Affairs (the “VA”), which we believe operate 81 and 79 O&P clinics, respectively. In addition to serving on behalf of its covered veterans through their own facilities, in certain markets the VA is also a client of Hanger Clinic. Approximately 10% of Hanger Clinic’s revenue is derived from services provided to veteran patients through contracts with the VA.
The O&P patient care services market in the United States is highly fragmented and is characterized by regional and local independent O&P businesses operated predominantly by independent operators, but also including two O&P product manufacturers with substantial international patient care services operations. We estimate that our top ten competitors have an average of approximately 40 clinics each, with the smallest having 24 and the largest having 81 clinics. The remainder of the market is served by individual practitioners and smaller regional or market-based firms with approximately twenty or fewer clinics. Based on this, we do not believe that any single competitor accounts for 2.5% or more of the nation’s total estimated O&P clinic revenues.
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
We estimate that approximately $1.8 billion is spent in the United States each year by providers of O&P patient care services for the O&P products, components, devices, and supplies used in their businesses. Our Products & Services segment distributes to independent providers of O&P services. We estimate that our distribution sales account for approximately 7% of the market for O&P products, components, devices, and supplies (excluding sales to our Patient Care segment).
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
Business Description
Patient Care
Our Patient Care segment employs approximately 1,660 clinical prosthetists, orthotists, and pedorthists, which we refer to as clinicians, substantially all of which are certified by either the American Board for Certification (“ABC”) or the Board of Certification of Orthotists and Prosthetists, which are the two boards that certify O&P clinicians. To facilitate timely service to our patients, we also employ technicians, fitters, and other ancillary providers to assist our clinicians in the performance of their duties. Through this segment, we additionally provide network contracting services to independent providers of O&P.

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

Government reimbursement, comprised of Medicare, Medicaid, and the VA, in the aggregate, accounted for approximately, 58.5%, 57.7%, and 57.5% of our net revenue in 2021, 2020, and 2019, respectively. These payors set maximum reimbursement levels for O&P services and products. Medicare prices are adjusted each year based on the Consumer Price Index for All Urban Consumers (“CPI-U”) unless Congress acts to change or eliminate the adjustment. The CPI-U is adjusted further by an efficiency factor known as the “Productivity Adjustment” or the “Multi-Factor Productivity Adjustment” in order to determine the final rate adjustment each year. The Medicare price adjustments for 2022, 2021, 2020, and 2019 were 5.1%, 0.2%, 0.9%, and 2.3%, respectively. There can be no assurance that future adjustments will not reduce reimbursements for O&P services and products from these sources.
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
Products & Services
Through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we distribute branded and private label devices, products, and components to independent O&P clinics and other customers. Through our wholly-owned subsidiary, Accelerated Care Plus Corp. (“ACP”), our therapeutic solutions business is a leading provider of rehabilitation technologies and integrated clinical programs to skilled nursing and post-acute rehabilitation providers. Our value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence-based clinical programs, and ongoing consultative education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. We currently serve approximately 4,000 skilled nursing and post-acute providers nationwide. Through our SureFit subsidiary, we also manufacture and sell therapeutic footwear for diabetic patients in the podiatric market. We also operate the Hanger Fabrication Network, which fabricates custom O&P devices for our patient care clinics, as well as for independent O&P clinics.
Through our internal “supply chain” organization, we purchase, warehouse, and distribute over 350,000 active SKUs from approximately 750 different suppliers through SPS or directly to our own clinics within our Patient Care segment. Our warehousing and distribution facilities in Nevada, Georgia, Illinois, and Texas provide us with the ability to deliver products to the vast majority of our customers in the United States within two business days. In January 2022, we announced plans to close the warehouse and distribution facilities in Illinois and Texas in the second quarter of 2022, consolidating their operations into our Georgia and Nevada facilities.
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
Effects of the COVID-19 Pandemic
We began to see a reduction in business volumes as a result of the COVID-19 pandemic starting in the last weeks of March 2020. As federal, state, and local authorities implemented social distancing and suppression measures to respond to an increasing number of nationwide COVID-19 infections, we experienced a decrease in our patient appointments and general business volumes. In response, during the last week of March 2020, we made certain changes to our operations, implemented a broad number of cost reduction measures, and delayed certain capital investment projects. Although our business volumes have shown gradual improvement from their initial significant decline in mid-2020, the adverse impact of the COVID-19 pandemic on our business continued through the fourth quarter of 2021, and into 2022. As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic, including temporary labor and cost reduction measures largely in place during the second and third quarters of 2020, may not be indicative of future financial and operational performance. The volume effects, our operating responses, and the effects of COVID-19 on our financial condition are discussed in Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the “Financial Condition, Liquidity and Capital Resources” sections below. Our results of operations for any quarter during the COVID-19 pandemic may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. In addition, results in any given period in 2021 may be different than 2020 as a result of the depressed conditions in 2020 stemming from the COVID-19 pandemic.
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
Competitive Strengths
We believe that the combination of the following competitive strengths will help us to grow our businesses by increasing our net revenues, net income and market share:
•Leading market position in both the O&P market place and the post-acute rehabilitation markets;
•National scale of operations, which better enables us to:
•establish our brand name and generate economies of scale;
•identify and implement best practices throughout our organization;
•consistently apply the rigorous claims documentation standards required for reimbursement and facilitate reimbursement through a revenue cycle management organization;
•collect, aggregate, and publish our statistically significant clinical outcomes and patient satisfaction data and metrics;
•offer a single network solution to national and regional shared fabrication facilities;
•identify, test, and deploy emerging technology; and

•increase our influence on, and input into, regulatory trends;
•Distribution of, and purchasing power for, O&P components and finished O&P products, which better enables us to:
•negotiate greater volume-based purchasing discounts from manufacturers and freight providers;
•manage Hanger Clinic inventory levels on a national scale through centralized purchasing controls;
•access prefabricated and finished O&P products;
•promote the usage by our patient care clinics of products that have met or exceeded Hanger Clinic standards of quality and patient care that also expand our profit margins; and
•expand the external client base of the distribution business in our Products & Services segment;
•Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;
•History of integrating small and medium sized O&P business acquisitions, including 168 O&P businesses between 1997 and 2021, representing approximately 480 patient care clinics;
•Highly trained clinicians, with whom we provide the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry;
•Experienced and committed management team; and
•Beneficial government relations efforts, which enable us to educate legislators on the medical benefits and cost effectiveness of O&P services.
Suppliers
We purchase prefabricated O&P devices, components, and materials from hundreds of suppliers across the country, which are utilized by our clinicians and technicians in the fabrication of O&P products. These devices, components, and materials are used in the products we offer in our patient care clinics throughout the United States. As of December 31, 2021, one supplier accounted for 10% or more of our annual purchases, with 14.0% of our annual purchases by dollar amount in 2021.
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
To augment the efforts of the business segment personnel, we have developed a centralized sales and marketing department whose efforts target the following:
•Marketing and Public Relations. Our objective is to increase the visibility of the “Hanger” brand by building relationships with major referral sources. We also continue to explore creating alliances with certain vendors to market products and services on a nationwide basis.
•Business Development. We have dedicated personnel in most of our operating regions who are responsible for arranging seminars, clinics, and forums to educate and consult with patients and to increase the local community’s awareness of the “Hanger” brand. These business development managers also meet with local referral and contract sources to help our clinicians develop new relationships in their markets.
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
Acquisition Activity
During 2021, we completed the following acquisitions of O&P clinics with the intention of expanding the geographic footprint of our patient care offerings through the acquisitions of these high quality O&P providers. None of the acquisitions were individually material to our financial position, results of operations, or cash flows.
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
•In the fourth quarter of 2021, we completed the acquisitions of all the outstanding equity interests of eight O&P businesses for total consideration of $53.1 million, of which $40.8 million was cash consideration, net of cash acquired, and $12.3 million was issued in the form of notes to shareholders at fair value.

During 2020, we completed the following acquisitions of O&P clinics with the intention of expanding the geographic footprint of our patient care offerings through the acquisitions of these high quality O&P providers. None of the acquisitions were individually material to our financial position, results of operations, or cash flows.
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
Acquisition-related costs are included in general and administrative expenses in our consolidated statements of operations. Total acquisition-related costs incurred during the years ended December 31, 2021 and 2020 were $2.1 million and $0.9 million, respectively, which includes those costs for transactions that are in progress or not completed during the respective period. Acquisition-related costs incurred for acquisitions completed during the years ended December 31, 2021 and 2020 were $1.6 million and $0.6 million, respectively.

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
We invest in talent development programs for our employees with annual training events held for clinical talent, as well as virtual training programs for clinical and support staff. Hanger LIVE is an annual event offering over 100 training sessions on topics ranging from clinical outcomes, best practices and resources, leadership skills, and the latest in O&P technology. Historically, this event has been offered onsite for approximately 1,500 attendees, including employees and exhibitors. In 2021, we held our first virtual Hanger LIVE event, enabling all our employees to participate in the various business and clinical education sessions. Due to the surge in COVID-19 infections caused by the Omicron variant, the in-person event was cancelled in Q1 2022. Refer to the “Effects of the COVID-19 pandemic” section below for further discussion.
With approximately two million patient encounters per year, we have a built-in feedback loop to indicate how our development efforts improve patient outcomes. Internally, and through external partnerships, we strive for innovation in patient care through technology, research, and training. We focus on delivering value-based outcomes for our patients and provide our clinicians with the tools and information to make evidence-based decisions in today’s healthcare environment. To that end, we have published multiple research studies to share our clinical findings with our approximately 1,660 clinicians and the broader O&P community at large to educate, inform, and better prepare them to serve patients utilizing the best available scientific evidence, clinical techniques, and recommendations.

We focus on the attraction and retention of all employees. We grow our talent base through organic hiring, acquisition of patient care clinics, and our clinical residency program. We hired approximately 90 residents in 2021 and offer a formal training program supported by our extensive clinical expertise with approximately 1,660 clinical providers in 47 states and the District of Columbia. Residents have the opportunity to relocate to any of our 875 patient care clinics across the nation. Given the nationwide reach and diversity of patients served, clinicians have the ability to specialize in different areas of O&P based on their interests, as well as have the opportunity to work with some of the best clinicians in their areas of expertise at Hanger.
Diversity and Inclusion
Diversity and Inclusion are core tenets of our corporate culture, one that embraces a diverse workforce and the realization of the critical role it plays in our success. Hanger strives to build a culture of diversity and inclusion through its human resource practices and policies and actively works to eliminate discrimination and harassment. Our commitment to diversity and inclusion begins with our Board of Directors and executive officers, with over 50% of our Directors and 40% of our executive officers identifying as female or as racially or ethnically diverse. Through our ongoing investments in expanding diversity, we have increased the amount of female representation in incoming resident classes to approximately 70%, which we believe is an important first step in advancing underrepresented demographics in the O&P industry. We are also investing in developing our female, racial and ethnic minority team members as part of our succession planning efforts to increase diversity in leadership positions.
We foster a culture of diversity and inclusion through our sponsorship of programs such as affinity groups that include Women in Leadership, Hanger Disability Awareness Network, Hanger Veterans Network, Hanger LGBTQ+ Network, and PAUSE (People Aligned United to Serve Everyone). We have instituted a Diversity and Inclusion Council, consisting of twelve employees, and chaired by our Chief Executive Officer, which identifies specific actions we can take to increase diversity and foster inclusion at Hanger and, more broadly, in the O&P profession. We have instituted a Diversity and Inclusion Pledge with specific actions to accelerate and elevate our own efforts and invited O&P industry peers and partners to join us in this charge. We have a D&I Ambassadors program open to all employees who are interested in sharing ideas and getting involved in this movement. Our Chief Human Resources Officer is responsible for developing and integrating our D&I Plans throughout the Company.
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
Employees
As of December 31, 2021, we employed approximately 5,200 people.
Insurance
We currently maintain insurance coverage for professional liability, product liability, general liability, directors’ and officers’ liability, workers’ compensation, executive protection, property damage, and other lines of insurance. Our general liability insurance coverage is $1.0 million per occurrence, with a $15.0 million umbrella insurance policy. The coverage for professional liability, product liability, and workers’ compensation is self-insured with both individual specific claim and aggregate stop-loss policies to protect us from either significant individual claims or dramatic changes in our loss experience. Based on our experience and prevailing industry practices, we believe our coverage is adequate as to risks and amount.
Impacts of Climate Change
As a healthcare services company, our business is not significantly or uniquely exposed to the impacts of climate-related risks. We also do not believe we contribute significantly to greenhouse gas emissions given the nature of our business.

However, unforeseen events, including catastrophic public health events and natural disasters, such as earthquakes, hurricanes, snow storms, floods, and heavy rains, could disrupt our operations. As these events occur in the future, if they should impact areas in which we have our distribution facilities or a concentration of patient care clinics, such events could have a material adverse effect on our business, financial condition, and results of operations.
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
Information About Our Executive Officers
The following tables set forth information regarding our current executive officers. The ages listed for all executive officers are as of December 31, 2021.

Name	Age	Office with the Company
Vinit K. Asar	55	President and Chief Executive Officer
Peter A. Stoy	47	Executive Vice President, Chief Operating Officer and President, Patient Care Segment
Thomas E. Kiraly	61	Executive Vice President and Chief Financial Officer
C. Scott Ranson	57	Executive Vice President, Corporate Services and Chief Information Officer
Regina Weger	49	Senior Vice President and President, Products & Services Segment
James H. Campbell	63	Senior Vice President and Chief Clinical Officer
Thomas E. Hartman	59	Senior Vice President, General Counsel and Secretary
Mitchell D. Dobson	50	Senior Vice President and Chief Compliance Officer
Keri L. Jolly	54	Senior Vice President and Chief Human Resources Officer
Gabrielle B. Adams	53	Vice President and Chief Accounting Officer
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
Thomas E. Hartman is our Senior Vice President, General Counsel and Secretary. He was appointed Senior Vice President in 2015 and Secretary in 2014, and has served as Vice President and General Counsel since 2009. Mr. Hartman joined Hanger from Foley & Lardner, LLP where he was a partner in Foley’s Business Law Department. Mr. Hartman’s practice at Foley was focused on securities transactions, securities law compliance, mergers and acquisitions, and corporate governance. Prior to joining Foley in 1995, Mr. Hartman was a business law associate at Jones Day. Mr. Hartman received his J.D. from the University of Wisconsin in Madison, and a Bachelor of Science in Engineering (Industrial & Operations Engineering) from the University of Michigan in Ann Arbor. Mr. Hartman attended the University of Michigan on a Naval Reserve Officers Training Corp. (“NROTC”) scholarship, and served from 1984 to 1988 as an officer on a destroyer in the United States Navy’s Pacific Fleet.
Mitchell D. Dobson has been our Senior Vice President and Chief Compliance Officer since October 2018. Mr. Dobson has been with Hanger for more than twenty-five years, and most recently served as the Vice President and Compliance Officer for Hanger’s patient care segment. He previously held various compliance and regulatory-related roles within Hanger. Mr. Dobson is also a certified prosthetist/orthotist, and practiced as a clinician for more than a decade. He is currently a Fellow of the American Academy of Orthotists and Prosthetists. Mr. Dobson holds a Bachelor of Science in Prosthetics and Orthotics from the University of Texas Southwestern Medical Center at Dallas and a Certificate in Healthcare Compliance from The George Washington University.
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
We derived approximately 58.5%, 57.7%, and 57.5% of our net revenue for the years ended December 31, 2021, 2020, and 2019, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid, and the VA. Each of these programs set reimbursement levels for the O&P services and products provided under their program. If these agencies reduce reimbursement levels for O&P services and products in the future, our net revenues could substantially decline. In addition, the percentage of our net revenues derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to reimbursement reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third party payors are indexed to Medicare reimbursement levels. Furthermore, the health care industry is experiencing a trend towards cost containment as government and other third party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net revenues. For example, the Medicare contractor for Pricing, Data Analysis and Coding (referred to as “PDAC”) recently announced verification requirements and code changes that have reduced the reimbursement level for certain prosthetic feet, and the VA is in the process of reassessing the method it uses to determine reimbursement levels for O&P services and products provided under certain miscellaneous codes. Additionally, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and at any time some number of other states are reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices. Similarly, the federal government is continually evaluating potentially significant changes to the Medicaid program, including, but not limited to changing the nature and scope of Medicaid reimbursement. Any significant reduction in reimbursement levels under programs administered by Medicare, Medicaid, or the VA could have a material adverse effect on our net revenues.
Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for eight regional service areas. Medicare prices are adjusted each year based on the CPI-U unless Congress acts to change or eliminate the adjustment. The Medicare price changes for 2022, 2021, 2020, and 2019 were 5.1%, 0.2%, 0.9%, and 2.3%, respectively. The Affordable Care Act (“ACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-months ended in June of the previous year. Section 3401(m) of the ACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-months ended in June of the previous year is to be adjusted by the 10-year moving average of changes in annual economy-wide private nonfarm business multifactor productivity (as projected by the Secretary of the Department of Health and Human Services for the 10-year period ending with the applicable fiscal year, year, cost reporting period, or other annual period) (the “MFP Adjustment”). The MFP Adjustment may result in the percentage increase being less than zero for a year and may result in payment rates for a year being less than such payment rates for the preceding year. If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net revenues from Medicare and other payors could be adversely and materially affected.
Regular challenges to the ACA occur in the federal courts. The ACA survived the third round of court challenges in California v. Texas, 141 S.Ct. 2104 (2021) when the Supreme Court on June 17, 2021 held that plaintiffs, including certain individuals and twenty (20) states, lacked standing to sue to overturn the ACA. Despite the Supreme Court’s decision, future legal challenges to the ACA are possible as rejection of the principles behind the ACA remains a focus of various political candidates’ campaign platforms, and leadership of the states that challenged the law remain opposed to the law. If any challenges to the ACA are successful, it may have a material adverse effect on our net revenues.
Alternative models of reimbursement for durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”) may also affect our business. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 requires that Medicare replace the current fee schedule payment methodology for certain DMEPOS items and services with “single payment amounts” determined through a competitive bidding process, and CMS has issued regulations finalizing the methodology for adjusting fee schedule amounts for such items. See 79 Fed. Reg. 66,120, 66,124 (Nov. 6, 2014). The types of DMEPOS most applicable to us include certain off-the-shelf (“OTS”) orthotics. Under the DMEPOS Competitive Bidding Program, suppliers compete to submit bids for selected products, and the Medicare suppliers offering the best price, in addition to meeting applicable quality and financial standards, are awarded contracts to supply the designated products and services to Medicare beneficiaries in specified competitive bidding areas. Although our product offerings currently subject to competitive bidding do not comprise a significant portion of our business, it is possible that the DMEPOS Competitive Bidding Program may expand to include other types of products we offer, or that other payors will adopt similar models for reimbursement, which could negatively affect our net revenue.
The Budget Control Act of 2011 required, among other things, mandatory across-the-board reductions in Federal spending, or “sequestration”. While delayed by the American Taxpayer Relief Act of 2012, President Obama issued a sequestration order on March 1, 2013. For services provided on or after April 1, 2013, Medicare fee-for-service claim payments, including those for DMEPOS as well as claims under the DMEPOS Competitive Bidding Program, are reduced by 2%. Section 3709 of the CARES Act temporarily suspended the 2% payment adjustment applied to Medicare Fee-For-Service (FFS) claims due to sequestration for claims with dates of service from May 1 through December 31, 2020. The Consolidated Appropriation Act of 2021, signed into law on December 27, 2020, extended the suspension period to March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, extended the suspension period to December 31, 2021. The Protecting Medicare and American Farmers From Sequester Cuts Act, signed into law December 10, 2021, extended the extension period to March 31, 2022, with a 1% reduction from April 1 to June 30, 2022, and the full 2% payment reduction on and after July 1, 2022. On November 2, 2015, President Obama signed the Bipartisan Budget Act of 2015 into law, which provided for two years of increases to discretionary spending to be offset by an additional year of Medicare sequestration, through 2025. This is a claims payment adjustment with limited impact on us; no permanent reductions in the Medicare DMEPOS fee schedule have been made as a result of sequestration, therefore additional reimbursements from Medicaid, the VA, and commercial payors who use the Medicare fee schedule as a basis for reimbursement have not been impacted.
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
We derived approximately 34.8%, 35.7%, and 35.8% of our net revenues for the years ended December 31, 2021, 2020, and 2019, respectively, from reimbursements for O&P services and products for patients who have commercial payors as their primary payor. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent, and future consolidations among commercial payors, increased focus on O&P services and products and other factors. There is no guarantee that commercial payment rates will not be materially lower in the future, particularly given the fluctuations in government reimbursement rates.
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
We receive a substantial portion of our payments for health care services on a fee-for-service basis from third party payors, including Medicare and Medicaid, private insurers, and managed care organizations. We estimate that we have received approximately 93.3%, 93.4%, and 93.3% of our net revenues from such third party payors during 2021, 2020, and 2019, respectively. We estimate that such amounts included approximately 31.4%, 32.3%, and 31.9% from Medicare in 2021, 2020, and 2019, respectively, 17.6%, 16.2%, and 15.8% from Medicaid programs in 2021, 2020, and 2019, respectively. In addition, we estimate net revenues from the VA were 9.5%, 9.2%, and 9.8% in 2021, 2020, and 2019, respectively.
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
Another recent development that may impact both rates of payment and administrative expense relates to state and federal responses to so-called “surprise billing.” The federal No Surprises Act was enacted on December 27, 2020 as part of the Consolidated Appropriations Act of 2021. It was generally designed to provide protection from patients being surprised by bills for health care and patient cost-sharing payment obligations when receiving care from certain providers who are “out-of-network” (“OON”) with a given health plan. The protection is generally aimed at situations where patients (i) receive care from OON providers who furnish services at in-network facilities, (ii) receive emergency care from OON providers, or (iii) use OON air ambulances. While our facilities are not directly regulated by the No Surprises Act, when our professionals provide services through or at a covered health care provider (such as a hospital) we may be impacted by the new law, which became effective on January 1, 2022. Additionally, various of the states are experimenting with their own legislative solutions to “surprise billing,” with laws and requirements that may extend beyond the scope of the No Surprises Act. An example of such a law is in the Commonwealth of Massachusetts, which enacted a change to M.G.L. Chapter 111 Section 228, which was also effective on January 1, 2022, but with penalties for noncompliance deferred to July 1, 2022. One side-effect of these laws, in addition to subjecting health care providers to additional administrative expense and risk of penalties, is that health insurers are already using the laws to extract additional discounts and rate reductions from participating providers. If the health insurers extend this approach to our services and contracts, that may have a material adverse effect on our revenues.
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
Changes in government reimbursement levels could adversely affect the net revenues, cash flows, and profitability of the businesses in our Products & Services segment. In particular, a significant majority of our therapeutic services sales involve devices and related services provided to SNFs and similar businesses. Reductions in government reimbursement levels to SNFs have caused, and could continue to cause, such SNFs to reduce or cancel their use of our therapeutic service equipment and related consultative services negatively impacting net revenues, cash flows, and profitability. For example, in July 2011 CMS announced an across the board reduction of approximately 11% in SNF reimbursement levels, which negatively impacted the demand for our devices and treatment modalities. Although CMS has announced increases in SNF reimbursement levels in the years since (the agency announced an increase of 1.2% for fiscal year (“FY”) 2022, 2.2% for FY

2021, 2.4% for FY 2020, 2.4% for FY 2019, 1.0% for FY 2018), we cannot predict whether any other changes to reimbursement levels will be implemented, or if implemented what form any changes might take. Effective October 1, 2019, the Patient-Driven Payment Model replaced the previous Resource Utilization Group IV SNF payment system under Medicare Part A.
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
We contract with various federal and state governmental agencies to provide O&P services. Pursuant to these contracts, we are subject to various governmental reviews, audits, and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit, or investigation could result in:
•refunding of amounts we have been paid pursuant to our government contracts;
•imposition of fines, penalties, and other sanctions on us;
•loss of our right to participate in various federal programs;
•damage to our reputation in various markets; or
•material and/or adverse effects on our business, financial condition, and results of operations.
In the recent past, we saw a significant increase in Medicare audits with a temporary suspension of audit activity due to the public health emergency associated with COVID-19. However, Medicare audit activity has resumed, which includes RAC audits, CERT audits, TPE prepayment audits, and UPIC audits. In addition, SMRCs are responsible for the identification of improper payment rates through medical record review. We believe that Medicare audits, inquiries and investigations will continue to occur from time to time in the ordinary course of our business. Medicare audits could have a material and adverse effect on our business financial condition and results of operations, particularly if we are unsuccessful at final adjudication.
II.    Risks Related to Our Operations and Strategy
Our results of operations can be adversely affected by labor shortages, turnover, and labor cost increases.
We have from time-to-time experienced labor shortages and other labor-related issues. These labor shortages have become more pronounced as a result of the COVID-19 pandemic. A number of factors may adversely affect the labor force available to us in one or more of our markets, including high employment levels, and federal and state government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices, and immigration. These factors can also impact the cost of labor. Increased turnover rates within our employee base can lead to decreased efficiency and increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. An overall labor shortage or lack of skilled labor, increased turnover or labor inflation could have a material adverse effect on our results of operations.
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
In 2021, our total company costs including our materials costs, personnel costs, other operating costs, and general & administrative expenses totaled $1,015.3 million. A 1% inflationary increase in this amount would increase costs by approximately $10.2 million.
Cyber attacks, system security risks, data breaches, and other technology failures could adversely affect our ability to conduct business, our results of operations, and our financial position.
A cyber attack, system security risk, data breach or technology failure could occur and potentially disrupt our business, damage our reputation, and adversely affect our profitability. Our IT systems are subject to the risk of computer viruses or other malicious code, unauthorized access, or cyber attacks from a variety of sources, including directly, through a vendor with access to our IT systems, or through code embedded in a program or application we run on our IT systems. The risk of system attacks or cyber incidents is not limited to threats to our IT systems, but also includes compromises of the IT systems of vendors and third parties with which we do business.
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
Our operations rely on certain key IT systems, many of which are legacy in nature or may be dependent upon third-party services, to provide critical connections of data, information, and services for internal and external users. Over the next several years, we expect to implement a new enterprise resource planning system (“ERP”), which will require significant financial and human resources to deploy. There can be no assurance that the actual costs for the ERP will not materially exceed our current estimates or that the ERP will not take longer to successfully implement than we currently expect. The failure to successfully implement the ERP in a timely manner may adversely affect our ability to establish and maintain an effective control environment. In addition, potential flaws in implementing the ERP, not adequately training our work force or adapting our systems and processes to effectively operate under the ERP, or the failure of any portion/module of the ERP to meet our needs, properly interface with legacy systems or provide appropriate controls, may pose risks to our ability to operate successfully and efficiently. There may be other challenges and risks to both our aging and current IT systems over time due to any number of causes, such as catastrophic events, availability of resources, power outages, security breaches, or cyber-based attacks, and as we upgrade and standardize our ERP system on a company-wide basis. These challenges and risks could result in legal claims or proceedings, liability or penalties, disruption to our operations, a material weakness in or failure of our control environment, loss of valuable data, and damage to our reputation, all of which could adversely affect our business.
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
The Company’s financial condition and results of operations for fiscal year 2022 and beyond may continue to be materially adversely affected by the ongoing coronavirus (“COVID-19”) outbreak.
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
The COVID-19 pandemic had a significant negative impact on our business and results of operations in 2021 and 2020. We experienced a reduction in revenue due to a decline in the number of patients that we treated in our patient care clinics, as well as a reduction in sales to independent O&P clinics by our distribution business.  A significant portion of this decline was due to O&P patients determining voluntarily to wait for various reasons, including concerns regarding their own health and safety, for appointments and procedures, both with us and with their referring physicians, that the patient deems to be non-urgent or otherwise able to be deferred or postponed. Although we have seen some recovery in patient volume since April of 2020, and sequentially since the second quarter of 2020, the progress of the COVID-19 pandemic has been erratic, with infection rates fluctuating as new variants, including the Delta and Omicron variants that emerged throughout the United States in 2021, and we are unable to predict when the COVID-19 pandemic will no longer significantly impact our patient volumes, both in our own clinics and at independent O&P providers.
Nevertheless, we continue to believe that these patient volume declines attributed to COVID-19 in 2021 and 2020 primarily reflect a deferral of healthcare services during those periods, rather than a permanent reduction in demand for our services. To date, we have not experienced significantly extended billing and collection cycles as a result of displaced employees, delayed reimbursement by governmental or private payers, or delayed revenue cycle management procedures; however, we cannot predict the impact the ongoing COVID-19 pandemic may have on these areas of our operations in future periods.  We may also face a shortage in products within our supply chain in the future, which could impact our ability to service our patients in our clinics on a timely basis or at all.
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
There have been several new sources of funding that flowed from Federal and state sources to health care providers and suppliers relating to the COVID-19 pandemic. We received approximately $1.1 million and $24.0 million, during 2021 and 2020, respectively, in grants under the Public Health and Social Services Emergency Fund, also referred to as the CARES Act, which established to reimburse providers for lost revenue and health-care related expenses that are attributable to the COVID-19 pandemic. We will be required to attest to and comply with the terms and conditions of any funding that we receive under the Provider Relief Fund, and to track our use of the funds in order to demonstrate such compliance. Guidance issued by the Department of Health and Human Services surrounding compliance requirements continues to emerge and evolve, resulting in increased complexity in our reporting obligations related to the payments received under the Provider Relief Fund. If we fail to appropriately comply with all of the terms and conditions, we may be required to repay some or all of these amounts and may be subject to other enforcement action, which could have a material adverse impact. There is still a significant degree of uncertainty surrounding the implementation of the CARES Act, the Paycheck Protection Program and Health Care Enhancement Act and other enacted legislation. Many of the potential requirements under these sources of funding were not promulgated pursuant to notice-and-comment rulemaking but were, rather, issued as subregulatory guidance, responses to frequently asked questions and other informal issuances, the content and substance of which changed materially and regularly. There can be no assurance that the terms and conditions of provider relief funding or other relief programs will not change or be interpreted in ways that affect our ability to comply with such terms and conditions in the future (which could affect our ability to retain any funding that we receive), the amount of total stimulus funding we may ultimately receive or our eligibility to participate in any future stimulus funding. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic on our business, results of operations, financial position and cash flows.
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
COVID-19 vaccination mandates adopted by federal, state, and local governments, as well as by certain healthcare systems, could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. government contracts to ensure that their U.S.-based employees, contractors, and subcontractors that work on or in support of U.S. government contracts are fully vaccinated against COVID-19; the initial deadline for covered contractor employees to be fully vaccinated was December 8, 2021, but on November 4, 2021, the Biden administration extended this deadline to January 18, 2022. The executive order includes on-site and remote U.S.-based employees, contractors, and subcontractors and it only permits limited exceptions for medical and religious reasons. This executive order is currently tied up in litigation and is not currently being enforced.
Additionally, many state and local governments in which our business operates, as well as certain healthcare systems that serve as referral sources for Hanger Clinic patients, have implemented or announced COVID-19 vaccination requirements applicable to certain of our employees, and additional vaccination mandates may be announced in the future.
It is currently not possible to predict with certainty the impact any vaccination mandate will have on our business, especially on our workforce. These mandates could impact employers like us as well as health care providers with which we do business and who may require vendors and other health care professionals, such as our staff, to be vaccinated before coming on-site.
Our implementation of these requirements may result in costs to us in the form of vaccinations or testing of employees. These requirements may also result in attrition in our workforce, including attrition of critically skilled employees, and difficulty securing future employment needs, which could have a material adverse effect on our business, financial condition, and results of operations.

III.    Risks Related to Our Legal and Regulatory Environment
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

IV.    Risks Related to Our Common Stock and Capital Structure
We have substantial indebtedness, and our failure to comply with the covenants and payment requirements of that indebtedness may subject us to increased interest expenses, lender consent and amendment costs, or adverse financial consequences.
As of December 31, 2021, we had approximately $517.2 million in indebtedness. This current level of indebtedness is comprised of approximately $486.1 million of borrowings under the term loan facility under our Credit Agreement, no borrowings under the revolving credit facility of our Credit Agreement, and approximately $31.2 million of indebtedness related to other financing obligations and Seller Notes, net of unamortized discount and debt issuance costs. Under our Credit Agreement, we are required to comply with certain financial covenants and other provisions. In addition to other requirements, these provisions include requirements that we timely prepare our financial statements and timely receive audits on our annual financial statements, meet certain financial ratio requirements, and timely pay interest and principal when due. To the extent that we fail to meet our financial statement requirements in future periods, our operating trends do not enable us to meet our financial covenant requirements, we are unable to pay interest or principal when due or we are unable to meet other covenants and requirements contained within our currently existing Credit Agreement, we may default under the Credit Agreement. A default could result in increases in consent or amendment fees to lenders, increases in interest costs, the imposition of additional constraints on borrowing by our lenders, or potentially more serious liquidity constraints and adverse financial consequences, including reductions in the value of our common stock or the necessity of seeking protection from creditors under bankruptcy laws. See the “Financial Condition, Liquidity, and Capital Resources” section in this Management’s Discussion and Analysis for further discussion.
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
The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:
•industry or general market conditions;
•domestic and international economic factors unrelated to our performance;
•changes in our referral sources’ or customers’ preferences;
•new regulatory pronouncements and changes in regulatory guidelines;
•lawsuits, enforcement actions, and other claims by third parties or governmental authorities;
•actual or anticipated fluctuations in our quarterly operating results;
•changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;
•action by activist shareholders, institutional shareholders or other large shareholders, including future sales or purchases of our common stock;
•the entry of a new competitor into one of the markets we serve;
•speculation in the press or investment community;
•investor perception of us and our industry;

•changes in market valuations or earnings of similar companies;
•announcements by us or our competitors of significant contracts, acquisitions, or strategic partnerships;
•any future sales of our common stock or other securities;
•additions or departures of key personnel; and
•ability to file future SEC filings timely.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
As of December 31, 2021, we operated or leased 875 patient care locations, comprised of 760 patient care clinics and 115 satellite locations, in 47 states and the District of Columbia. We own eight buildings, including seven buildings that house a patient care clinic and one building that is currently unoccupied. Our patient care clinics occupied under leases have terms expiring between 2022 and 2031. Our patient care clinics average approximately 3,200 square feet in size. In total, including locations relating to our non-patient care businesses, administrative, and fabrication locations, as well as storage and other non-occupied space, we currently have 999 locations, of which 991 are under lease.
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

The following table sets forth the number of our patient care clinics and satellite locations in each state as of December 31, 2021:

State	Patient Care Locations	State	Patient Care Locations	State	Patient Care Locations
Alabama	13	Kentucky	11	North Carolina	30
Alaska	2	Louisiana	15	North Dakota	4
Arizona	36	Maine	8	Ohio	36
Arkansas	6	Maryland	13	Oklahoma	9
California	76	Massachusetts	8	Oregon	10
Colorado	28	Michigan	35	Pennsylvania	48
Connecticut	13	Minnesota	18	South Carolina	16
District of Columbia	3	Mississippi	12	South Dakota	3
Delaware	1	Missouri	23	Tennessee	24
Florida	47	Montana	5	Texas	49
Georgia	41	Nebraska	10	Utah	6
Idaho	1	Nevada	5	Virginia	22
Illinois	35	New Hampshire	4	Washington	21
Indiana	17	New Jersey	10	West Virginia	9
Iowa	20	New Mexico	13	Wisconsin	10
Kansas	14	New York	30	Wyoming	5
Other leased real estate holdings include our distribution facilities in Texas, Nevada, Georgia, and Illinois, our corporate headquarters in Austin, Texas; the headquarters for our therapeutic solutions business in Reno, Nevada, which is located within our Nevada distribution facility, and the headquarters for our distribution business, located within our distribution facility in Alpharetta, Georgia. We have announced plans to close the warehouse and distribution facilities in Texas and Illinois in the second quarter of 2022, consolidating their operations into the distribution facilities in Georgia and Nevada. We additionally operate fifteen separate leased fabrication facilities that assist our patient care locations in the fabrication of devices. The fabrication facilities are located in the states of Alabama, Arizona, California, Colorado, Connecticut, Florida, Kansas, Kentucky, North Carolina, Tennessee, and Texas. Substantially all of our owned properties are pledged to collateralize bank indebtedness. See Note M - “Debt and Other Obligations” to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our outstanding debt and related collateral.
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
Holders
At February 16, 2022, there were approximately 142 holders of record of our 38,716,040 shares of outstanding common stock.
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
Sales of Unregistered Securities
During the year ended December 31, 2021, we did not sell any securities that were unregistered under the Securities Act of 1933.
Issuer Purchases of Equity Securities
During the year ended December 31, 2021, we did not make any purchases of our common stock.

STOCK PERFORMANCE CHART
The annual changes in the cumulative total shareholder return on our common stock for the five-year period shown in the graph below are based on the assumption that $100 had been invested in our common stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Small Cap 600 Stock Index, the Russell 2000 Stock Index, the Standard & Poor’s 500 Health Care Services Index, and the Standard & Poor’s 500 Health Care Facilities Index on December 31, 2016, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent returns that such investments would have had on December 31, 2021.

	As of December 31,
	2016	2017	2018	2019	2020	2021
Hanger, Inc.	$100.00	$136.96	$164.79	$240.09	$191.22	$157.66
S&P 500 Index - Total Returns	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P Small Cap 600 Index	$100.00	$113.23	$103.63	$127.24	$141.60	$179.58
Russell 2000 Index	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39
S&P 500 Health Care Services Index	$100.00	$106.45	$107.77	$125.48	$128.63	$176.26
S&P 500 Health Care Facilities Index	$100.00	$115.09	$151.73	$183.75	$198.76	$288.30
Our stock price in 2016 was negatively impacted by our common stock’s suspension from trading on February 26, 2016 and subsequent delisting from trading on the NYSE and the commencement of trading on February 29, 2016 on the OTC. Our stock was relisted on the NYSE on September 11, 2018.
ITEM 6. Reserved.

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
These statements involve risks, estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in these statements and elsewhere in this report. These uncertainties include, but are not limited to, contractual, inflationary, and other general cost increases, including with regard to costs of labor, raw materials, and freight; labor shortages and increased turnover in our employee base; the financial and business impacts of the COVID-19 pandemic on our operations and the operations of our customers, suppliers, governmental and private payers, and others in the healthcare industry and beyond; federal laws governing the health care industry; governmental policies affecting O&P operations, including with respect to reimbursement; failure to successfully implement a new enterprise resource planning system or other disruptions to information technology systems; the inability to successfully execute our acquisition strategy, including integration of recently acquired O&P clinics into our existing business; changes in the demand for our O&P products and services, including additional competition in the O&P services market; disruptions to our supply chain; our ability to enter into and derive benefits from managed-care contracts; our ability to successfully attract and retain qualified O&P clinicians; and other risks and uncertainties generally affecting the health care industry.
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
Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in comprehensive, outcomes-based design, fabrication, and delivery of custom O&P devices through 760 patient care clinics and 115 satellite locations in 47 states and the District of Columbia, as of December 31, 2021. We also provide payor network contracting services to other O&P providers through this segment.
Our Products & Services segment is comprised of our distribution services and therapeutic solutions businesses. As a leading provider of O&P products in the United States, we engage in the distribution of a broad catalog of branded and private label O&P devices, products, and components to independent O&P providers nationwide. The other business in our Products & Services segment is our therapeutic solutions business, which develops specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation to patients at approximately 4,000 skilled nursing and post-acute providers nationwide.
For the years ended December 31, 2021, 2020, and 2019, our net revenues were $1,120.5 million, $1,001.2 million, and $1,098.0 million, respectively. We recorded net income of $42.0 million, $38.2 million, and $27.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Industry Overview
As of 2019, we estimate that approximately $4.3 billion is spent in the United States each year for prescription-based O&P products and services through O&P clinics. We believe our Patient Care segment currently accounts for approximately 24% of the market, providing a comprehensive portfolio of orthotic, prosthetic, and post-operative solutions to patients in acute, post-acute, and patient care clinic settings.
The O&P patient care services market in the United States is highly fragmented and is characterized by regional and local independent O&P businesses operated predominantly by independent operators, but also including two O&P product manufacturers with substantial international patient care services operations. We do not believe that any single competitor accounts for 2.5% or more of the nation’s total estimated O&P clinic revenues.
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
We estimate that approximately $1.8 billion is spent in the United States each year by providers of O&P patient care services for the O&P products, components, devices, and supplies used in their businesses. Our Products & Services segment distributes to independent providers of O&P services. We estimate that our distribution sales account for approximately 7% of the market for O&P products, components, devices, and supplies (excluding sales to our Patient Care segment).
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

Business Description
Patient Care
Our Patient Care segment employs approximately 1,660 clinical prosthetists, orthotists, and pedorthists, which we refer to as clinicians, substantially all of which are certified by either the American Board for Certification (“ABC”) or the Board of Certification of Orthotists and Prosthetists, which are the two boards that certify O&P clinicians. To facilitate timely service to our patients, we also employ technicians, fitters, and other ancillary providers to assist our clinicians in the performance of their duties. Through this segment, we additionally provide network contracting services to independent providers of O&P.
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
Products & Services
Through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we distribute branded and private label devices, products, and components to independent O&P clinics and other customers. Through our wholly-owned subsidiary, Accelerated Care Plus Corp. (“ACP”), our therapeutic solutions business is a leading provider of rehabilitation technologies and integrated clinical programs to skilled nursing and post-acute rehabilitation providers. Our value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence-based clinical programs, and ongoing consultative education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. We currently serve approximately 4,000 skilled nursing and post-acute providers nationwide. Through our SureFit subsidiary, we also manufacture and sell therapeutic footwear for diabetic patients in the podiatric market. We also operate the Hanger Fabrication Network, which fabricates custom O&P devices for our patient care clinics, as well as for independent O&P clinics.
Through our internal “supply chain” organization, we purchase, warehouse, and distribute over 350,000 active SKUs from approximately 750 different suppliers through SPS or directly to our own clinics within our Patient Care segment. Our warehousing and distribution facilities in Nevada, Georgia, Illinois, and Texas provide us with the ability to deliver products to the vast majority of our customers in the United States within two business days. In January 2022, we announced plans to close the warehouse and distribution facilities in Illinois and Texas in the second quarter of 2022, consolidating their operations into our Georgia and Nevada facilities.
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

Effects of the COVID-19 Pandemic
We began to see a reduction in business volumes as a result of the COVID-19 pandemic starting in the last weeks of March 2020. As federal, state, and local authorities implemented social distancing and suppression measures to respond to an increasing number of nationwide COVID-19 infections, we experienced a decrease in our patient appointments and general business volumes. In response, during the last week of March 2020, we made certain changes to our operations, implemented a broad number of cost reduction measures, and delayed certain capital investment projects. Although our business volumes have shown gradual improvement from their initial significant decline in mid-2020, the adverse impact of the COVID-19 pandemic on our business continued through the fourth quarter of 2021, and into 2022. As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic, including temporary labor and cost reduction measures largely in place during the second and third quarters of 2020, may not be indicative of future financial and operational performance. The volume effects, our operating responses, and the effects of COVID-19 on our financial condition are discussed in Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the “Financial Condition, Liquidity and Capital Resources” sections below. Our results of operations for any quarter during the COVID-19 pandemic may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. In addition, results in any given period in 2021 may be different than 2020 as a result of the depressed conditions in 2020 stemming from the COVID-19 pandemic.
Effect on Business Volumes
Patient appointments showed some recovery in our clinics during the full year of 2021 increasing 11% over the prior year period, but remaining down by 7% from the level reported in 2019.
Same clinic revenue per day grew by 9.1% for the full year of 2021. For the three-month period ending March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 same clinic revenue per day increased by approximately 1.4%, 18.2%, 10.7%, and 5.8%, respectively, as compared to their corresponding periods in 2020. However, the progress of the COVID-19 Pandemic has been erratic, with infection rates fluctuating as new variants, including the Delta and Omicron variants, have emerged. When compared to each of the quarters in 2019, same clinic revenue in our clinics was approximately 99%, 96%, 99%, and 95%, of each respective period in that pre-COVID-19 year. For the full year, same clinic revenue was 97% of the level reported during 2019.
Throughout the COVID-19 affected periods of 2020 through the fourth quarter of 2021, revenues from orthotics have generally dropped more significantly than revenues from prosthetics. During the year, our prosthetics and orthotics day-adjusted sales, excluding acquisitions, increased by approximately 6.1% and 13.0%, respectively. While prosthetic revenues seem to have recovered, the recovery in orthotics has been more gradual when comparing 2021 over the 2019 periods.
In the early months of 2021, vaccines for combating COVID-19 were approved by the US Food and Drug Administration, and the US government began a phased roll out. However, the initial quantities of the vaccines were limited, and the US government has prioritized distribution to front-line health care workers and other essential workers, followed by individual populations that were most susceptible to the severe effects of COVID-19. As vaccines became more readily available, social adversity to vaccination and other factors affected the achievement of nationwide vaccination goals. The lack of achievement of broad immunity coupled with an increase in infections caused by the “Delta” variant in the third quarter of 2021 and the “Omicron” variant in the fourth quarter of 2021 contributed to an increase in the duration and effect of COVID-19 on our business volumes and staffing shortages. Currently, we believe our business volumes are primarily being inhibited by reduced medical procedures due to surgical constraints, reduced referral volumes from in-patient and out-patient providers due to decreases in their volumes and the effect of COVID related protocols on their businesses, patient hesitancy to seek care during the pandemic, and increased patient mortality. Additionally, we believe that our patient volumes are being affected by our own labor constraints in technical and administrative positions, employee absences related to COVID-19, as well as decreases in our sales of off-the-shelf orthotic devices.
Nevertheless, the overall adverse impact of the COVID-19 pandemic on our business volumes has diminished and stabilized over time, and while our patient appointment and other business volumes have improved, they have not reached the levels experienced prior to the pandemic. We currently anticipate volumes to increase by approximately 2% over 2021 in the coming year.

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
As a result of the COVID-19 pandemic in 2020, we found it necessary to reduce our personnel costs in response to significant decreases in business volumes. Commencing at the start of April 2020, personnel cost reductions were implemented through (i) an average 32% decrease in the salaries of all of our exempt employees, the percentage of which varied from lower amounts for lower salaried employees up to reduction amounts ranging from 47% to 100% for our senior leadership team; (ii) the furloughing of certain employees on a voluntary and involuntary basis; (iii) the reduction of work hours for non-exempt employees; (iv) modification of bonus, commission, and other variable incentive plans; (v) the reduction of overtime expenses; (vi) the elimination of certain open positions; (vii) a reduction in the use of contract employees, and (viii) the temporary suspension of certain auto allowances. During the period April 2020 through September 2020, salaries were gradually reinstated, with full reinstatement of all exempt employee’s salaries being effective on September 19, 2020. We believe this approach allowed us to retain as many employees as possible to preserve the experience, culture, and patient service capabilities of our workforce for periods subsequent to the COVID-19 pandemic.
In addition to these reductions in operating expenses, in 2020, we temporarily delayed the implementation of our supply chain and financial systems, further discussed in the “New Systems Implementations” section. We also suspended construction of our new fabrication facility in Tempe, Arizona, and other projects related to the reconfiguration of our distribution facilities. We resumed construction of the Tempe, Arizona fabrication facility in the first quarter of 2021, and recommenced the remaining activities in the second quarter of 2021.
While it is not yet a requirement that all Hanger employees be vaccinated, we are strongly encouraging it. As a policy, we adhere to federal, state, and local regulations which increasingly require certain employees, particularly those who provide healthcare services, to be vaccinated. We are closely monitoring the evolving and growing requirements to ensure we are continuing to take the appropriate actions to ensure our impacted employees are compliant.
Despite the effects of the COVID-19 pandemic on our business volumes, for the foreseeable future, we currently believe that our cash flows from operations and retained cash and cash equivalent balances are sufficient to enable us to fund our operations, capital expenditures and other financial obligations as they become due. Please refer to the “Financial Condition, Liquidity and Capital Resources” section below for a discussion of our liquidity position.
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
During 2021 and 2020, we recognized a total benefit of $1.1 million and $24.0 million, respectively, in our consolidated statement of operations within Other operating costs for the grant proceeds we received under the CARES Act (“Grants”) from HHS.
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
Reimbursement Trends
In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the VA. The following is a summary of our payor mix, expressed as an approximate percentage of net revenues for the periods indicated:

	For the Years Ended December 31,
	2021	2020	2019
Medicare	31.4%	32.3%	31.9%
Medicaid	17.6%	16.2%	15.8%
Commercial Insurance / Managed Care (excluding Medicare and Medicaid Managed Care)	34.8%	35.7%	35.8%
Veterans Administration	9.5%	9.2%	9.8%
Private Pay	6.7%	6.6%	6.7%
Patient Care	100.0%	100.0%	100.0%
Patient Care constituted 84.2%, 83.1%, and 82.5% of our net revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Our remaining net revenues were provided by our Products & Services segment which derives its net revenues from commercial transactions with independent O&P providers, healthcare facilities, workers’ compensation, and other customers. In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors. Our reimbursement from Medicare is normally updated by the Centers for Medicare and Medicaid Studies (“CMS”) annually, and that update is currently based on changes in the consumer price index, adjusted for increases in productivity. Within the Medicare caption of the table above, approximately 13.6%, 12.4%, and 10.9% of the segment’s net revenues for the years ended December 31, 2021, 2020, and 2019, respectively is Managed Medicare which is administered through Commercial Insurance Plans and therefore is not necessarily directly tied to the Medicare reimbursement rate. Similarly within the Medicaid caption of the table above, approximately 12.9%, 11.5%, and 11.2% of the segment’s net revenues for the years ended December 31, 2021, 2020, and 2019, respectively is Managed Medicaid which is administered through Commercial Insurance Plans.
Our contracts with Commercial and other payors are based on negotiated rates, or fixed fee schedules, and do not generally provide for automatic increases based on changes in inflation. Overall, approximately half of our reimbursement arrangements have an inherent reference to inflation, or can be adjusted by us to reflect increases in inflation, while the other half do not have such accommodations. While we endeavor to work with Commercial and other payors to advocate rate adjustments that provide for inflationary increases, such payors have been generally reluctant to provide increases commensurate with inflation, which exposes us to potential margin pressures if we are unable to manage our material, personnel and other costs, or otherwise increase the productivity of our personnel in a commensurate fashion.
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
Payor disallowances is considered an adjustment to the transaction price. Estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are presented as a reduction of net revenues. These amounts recorded in net revenues within the Patient Care segment for the years ended December 31, 2021, 2020, and 2019 are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Gross charges	$982,523	$870,575	$956,852
Less estimated implicit price concessions arising from:
Payor disallowances	31,209	30,875	40,581
Patient non-payments	7,986	8,097	10,580
Payor disallowances and patient non-payments	$39,195	$38,972	$51,161
Net revenues	$943,328	$831,603	$905,691

Payor disallowances	$31,209	$30,875	$40,581
Patient non-payments	7,986	8,097	10,580
Payor disallowances, patient non-payments, and bad debt expense	$39,195	$38,972	$51,161

Payor disallowances %	3.2%	3.5%	4.2%
Patient non-payments %	0.8%	1.0%	1.1%
Percent of gross charges	4.0%	4.5%	5.3%
During 2020 and 2021, we benefited from reductions in claims denials and increases in our rates of collection compared to prior periods. This has been due to a variety of factors, including increases in our revenue cycle management staffing and an increased focus on collections and liquidity during a period of reduced business volumes, a possible temporary relaxing of payor review procedures during the COVID-19 pandemic, the benefit of CARES Act funds on the ability of patients to pay their portion of claims and other factors relating to our pre-authorization and documentation procedures for devices. We do not believe this favorable trend will necessarily be sustainable in future periods as the COVID-19 pandemic subsides and patient volumes and resulting revenues increase.
Our accounts receivable balances for 2019 through 2021 were as follows:

	As of December 31,
(dollars in thousands)	2021	2020	2019
Gross charges before estimates for implicit price concessions	$194,574	$177,804	$229,683
Less estimates for implicit price concessions:
Payor disallowances	(33,007)	(39,343)	(58,094)
Patient non-payments	(7,500)	(7,042)	(9,589)
Accounts receivable, gross	154,067	131,419	162,000
Allowance for doubtful accounts	(2,009)	(2,823)	(2,641)
Accounts receivable, net	$152,058	$128,596	$159,359

Payor disallowances %	17.0%	22.1%	25.3%
Patient non-payments %	3.9%	4.0%	4.2%
Allowance for doubtful accounts %	1.0%	1.6%	1.1%
Total allowance %	21.9%	27.7%	30.6%
Acquisitions
During the first quarter of 2022 to date, we completed the acquisition of one O&P business for a total purchase price of $5.0 million. Total consideration transferred for this acquisition is comprised of $4.0 million in cash consideration, $1.0 million in the form of notes to the former shareholders.
During 2021, we completed the following acquisitions of O&P clinics with the intention of expanding the geographic footprint of our patient care offerings through the acquisitions of these high quality O&P providers. None of the acquisitions were individually material to our financial position, results of operations, or cash flows.
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
•In the fourth quarter of 2021, we completed the acquisitions of all the outstanding equity interests of eight O&P businesses for total consideration of $53.1 million, of which $40.8 million was cash consideration, net of cash acquired, and $12.3 million was issued in the form of notes to shareholders at fair value.
During 2020, we completed the following acquisitions of O&P clinics with the intention of expanding the geographic footprint of our patient care offerings through the acquisitions of these high quality O&P providers. None of the acquisitions were individually material to our financial position, results of operations, or cash flows.
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
Acquisition-related costs are included in general and administrative expenses in our consolidated statements of operations. Total acquisition-related costs incurred during the years ended December 31, 2021 and 2020 were $2.1 million and $0.9 million, respectively, which includes those costs for transactions that are in progress or not completed during the respective period. Acquisition-related costs incurred for acquisitions completed during the years ended December 31, 2021 and 2020 were $1.6 million and $0.6 million, respectively.

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
In connection with our New Systems Implementations, for the years ended December 31, 2021 and 2020, we expensed $5.2 million and $2.6 million, respectively. We are additionally incurring increased capital expenditures in connection with improvements to our systems’ infrastructure. In 2022, we currently expect to incur technology-related implementation expenses for the financial and supply chain projects of approximately $4 to $5 million and approximately $1 million in lease termination and related facility transition expenses. In addition, we expect to incur further significant cash outlays and capital expenditures in connection with our supply chain, financial systems, and technology infrastructure initiatives. For a further discussion of our current outlook for capital expenditures and systems implementation expenditures, refer to the “Financial Condition, Liquidity, and Capital Resources” section below.
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Effective July 1, 2019, we elected to early adopt the requirements of the standard on a prospective basis. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Under the new standard, certain of the implementation costs of our new financial and supply chain system will be capitalized. As of December 31, 2021, we capitalized $7.0 million of implementation costs for cloud computing arrangements, net of accumulated amortization, and recorded in other current assets and other assets in the consolidated balance sheet.

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
Within our Products & Services segment, in addition to our distribution of products, we provide therapeutic equipment and services to patients at SNFs and other healthcare provider locations.  Since 2016, a number of our clients, including several of our larger SNF clients, began to discontinue their use of our therapeutic services. We believe these discontinuances relate primarily to their overall efforts to reduce the costs they bear for therapy-related services within their facilities.  As a part of those terminations of service, in a number of cases, we elected to sell terminating clients the equipment that we had utilized for their locations, which resulted in our recognition of $2.5 million in equipment sales in 2021, as compared with $1.9 million in 2020 and $2.4 million in 2019.  For the year ended December 31, 2021, due to customer discontinuances, we experienced a decrease of $2.6 million in therapeutic services and supplies revenue and an increase of $0.6 million in therapeutic equipment sales, for a total reduction of $2.0 million in revenues we received from therapeutic equipment and services.  We recognized a total of $43.5 million in revenues from therapeutic equipment and services in 2021.  Within this portion of our business, we have and continue to respond to these trends through the expansion of our products and services offerings.
Personnel

While we have traditionally been able to recruit and retain adequate staffing to operate and support our business, our ability to support growth is dependent on our ability to add new personnel. Nevertheless, as are other employers, we are currently finding it difficult to recruit and retain personnel in certain positions, including clinic front office administrative, distribution center, and fabrication center technician positions. In certain cases, we have also found it necessary to make individual market adjustments for clinical and professional staff to attract or retain them. Our inability to successfully recruit and maintain staffing levels for these positions has and could continue to introduce some constraints on our ability to achieve our revenue growth objectives. In cases where we have open clinic administrative or technician positions, or these positions are filled with inexperienced or new personnel, our clinicians find it necessary to augment the activities performed by these roles, which can slow the speed of our patient service.
In order to attract and retain personnel, we may find it necessary to further increase wages in these areas. Additionally, when coupled with the generally fixed nature of our reimbursement arrangements, increases in our personnel costs caused by current inflation conditions may put increasing pressure on our ability to maintain or increase our margins. Please refer to Part I, Item 1A. “Risk Factors” in this report for further discussion.
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
Our results are also affected, to a lesser extent, by our holding of an education fair in the first quarter of each year.  This event is conducted to assist our clinicians in maintaining their training and certification requirements and to facilitate a national meeting with our clinical leaders.  We also invite manufacturers of the componentry for the devices we fabricate to these annual events so they can demonstrate their products and otherwise assist in our training process.  Due to the COVID-19 pandemic, we conducted our first virtual education fair in 2021. During the first quarter of 2021, 2020, and 2019, we spent approximately $0.3 million, $2.3 million, and $2.3 million on travel and other costs associated with this event, respectively.  In addition to the costs we incur associated with this annual event, we also lose the productivity of a significant portion of our clinicians during the period in which this event occurs, which contributes to the lower seasonal revenue level we experience during the first quarter of each year. Due to the Omicron variant, the in-person event was cancelled in Q1 2022, resulting in much lower expenses for the event in 2022. We anticipate resuming an in-person event in 2023.
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
Revenue Recognition
Patient Care Segment
Revenue in our Patient Care segment is primarily derived from contracts with third party payors for the provision of O&P devices and is recognized upon the transfer of control of promised products or services to the patient at the time the patient receives the device. At, or subsequent to delivery, we issue an invoice to the third party payor, which primarily consists of commercial insurance companies, Medicare, Medicaid, the VA, and private or patient pay (“Private Pay”) individuals. We recognize revenue for the amounts we expect to receive from payors based on expected contractual reimbursement rates, which are net of estimated contractual discounts and implicit price concessions. These revenue amounts are further revised as claims are adjudicated, which may result in additional disallowances. These are recorded as a reduction of revenues because they are not caused by an inability of the payor or patient to pay, but rather internal administrative issues such as adjustments to contractual allowances, adjustments to coding, failure to ensure that a patient was currently eligible under a payor’s health plan, that their plan provides full O&P benefits, failure to receive prior authorization, failure to file or appeal the payor’s determination timely, failure by certain classes of patients to pay their portion of a claim, or other such administrative issues.
Our products and services are sold with a 90-day labor and 180-day warranty for fabricated components. Warranties are not considered a separate performance obligation. We estimate warranties based on historical trends and include them in accrued expenses and other current liabilities in the consolidated balance sheet. The warranty liability was $2.9 million at December 31, 2021 and $2.2 million at December 31, 2020.
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
Inventories
Inventories are valued at the lower of estimated cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Provisions have also been made to reduce the carrying value of inventories for excess, obsolete, or otherwise impaired inventory on hand at period end. The reserves for excess and obsolete inventory and WIP cancellations total $7.5 million and $6.1 million at December 31, 2021 and 2020, respectively.
Patient Care Segment
Substantially all of our Patient Care segment inventories are recorded through a periodic approach whereby inventory quantities are adjusted on the basis of a quarterly physical count. Segment inventories relate primarily to raw materials and work-in-process at Hanger Clinics. Inventories at Hanger Clinics totaled $36.7 million and $30.5 million at December 31, 2021 and 2020, respectively, with WIP inventory representing $15.8 million and $12.0 million of the total inventory, respectively. The increase in inventories, including the increase in WIP, is due in part to acquisitions as well as a build in undelivered devices resulting in part from our inability to deliver devices at the end of 2021 due to the Omicron variant. Refer to the “Effects of the COVID-19 Pandemic” section above for further discussion.
Raw materials consist of purchased parts, components, and supplies which are used in the assembly of O&P devices for delivery to patients. In some cases, purchased parts and components are also sold directly to patients. Raw materials are valued based on recent vendor invoices, reduced by estimated vendor rebates. Such rebates are recognized as a reduction of cost of materials in the consolidated statements of operations when the related devices or components are delivered to the patient. Approximately 77% of raw materials at December 31, 2021 and 2020, respectively, were purchased from our Products & Services segment. Raw material inventory was $20.9 million and $18.4 million at December 31, 2021 and 2020, respectively.
WIP consists of devices which are in the process of assembly at our clinics or fabrication centers. WIP quantities were determined by the physical count of patient orders at the end of every quarter of 2021 and 2020 while the related stage of completion of each order was established by clinic personnel. We do not have an inventory costing system and as a result, the identified WIP quantities were valued on the basis of estimated raw materials, labor, and overhead costs. To estimate such costs, we develop bills of materials for certain categories of devices that we assemble and deliver to patients. Within each bill of material, we estimate (i) the typical types of component parts necessary to assemble each device; (ii) the points in the assembly process when such component parts are added; (iii) the estimated cost of such parts based on historical purchasing data; (iv) the estimated labor costs incurred at each stage of assembly; and (v) the estimated overhead costs applicable to the device.
Products & Services Segment
Our Product & Service segment inventories consist primarily of finished goods at its distribution centers as well as raw materials at fabrication facilities, and totaled $50.8 million and $45.9 million as of December 31, 2021 and 2020, respectively. Finished goods include products that are available for sale to third party customers as well as to our Patient Care segment as described above. Such inventories were determined on the basis of perpetual records and a physical count at year end. Inventories in connection with therapeutic services are valued at a weighted average cost.
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
Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the purchase price over the estimated fair value of net identifiable assets acquired and liabilities assumed from purchased businesses. We assess goodwill for impairment annually during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to first assess qualitative factors for a reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If we choose to bypass this qualitative assessment or alternatively determine that a quantitative goodwill impairment test is required, our annual goodwill impairment test is performed by comparing the estimated fair value of a reporting unit with its carrying amount (including attributed goodwill). We measure the fair value of the reporting units using a combination of income and market approaches. Any impairment would be recognized by a charge to income from operations and a reduction in the carrying value of the goodwill. As of October 1, 2021, we performed a qualitative assessment of the Patient Care reporting unit. The qualitative assessment did not result in the carrying value of the reporting unit exceeding its fair value.
We apply judgment in determining the fair value of our reporting units and the implied fair value of goodwill which is dependent on significant assumptions and estimates regarding expected future cash flows, terminal value, changes in working capital requirements, and discount rates.
We did not have any goodwill impairment during 2021, 2020, and 2019. We also did not have any indefinite-lived trade name impairment during 2021, 2020, and 2019. See Note H - “Goodwill and Other Intangible Assets” to our consolidated financial statements in this Annual Report on Form 10-K for additional information.
As described, we apply judgment in the selection of key assumptions used in the goodwill impairment test and as part of our evaluation of intangible assets tested annually and at interim testing dates as necessary. If these assumptions differ from actual, we could incur additional impairment charges and those charges could be material.
We consider the assessment of the occurrence of triggering events or substantive changes in circumstances that may indicate the fair value of goodwill may be impaired to be a critical estimate. Additionally, we consider the assumptions discussed above pertaining to the income and market approaches we use in the testing of impairment to be critical estimates. Changes in these estimates and assumptions could materially affect the determination of fair value and the goodwill impairment test result.
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
We are in a taxable income position in 2021 and are able to utilize net operating losses. We have $1.6 million and $4.6 million of U.S. federal and $139.1 million and $153.0 million of state net operating loss carryforwards available at December 31, 2021 and 2020, respectively. These carryforwards will be used to offset future income but may be limited by the change in ownership rules in Section 382 of the Internal Revenue Code. These net operating loss carryforwards will expire in varying amounts through 2041. We expect to generate income before taxes in future periods at a level that would allow for the full realization of the majority of our net deferred tax assets. As of December 31, 2021 and 2020, we have recorded a valuation allowance of approximately $2.1 million related to various state jurisdictions.
We believe that our tax positions are consistent with applicable tax law, but certain positions may be challenged by taxing authorities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other state and local taxing authorities. In these cases, we record the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We record the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If not paid, the liability for uncertain tax positions is reversed as a reduction of income tax expense at the earlier of the period when the position is effectively settled or when the statute of limitations has expired. Although we believe that our estimates are reasonable, actual results could differ from these estimates. Interest and penalties, when applicable, are recorded within the income tax provision. During the year ended December 31, 2021, we released $4.0 million of unrecognized tax benefits and $1.3 million of interest expense due to lapse of statute of limitations for the applicable tax years. We do not anticipate further significant release of unrecognized tax benefits within the next twelve months.
Reclassifications

We have reclassified certain amounts in the prior year consolidated financial statements to be consistent with the current year presentation. These relate to classifications with the consolidated statements of operations.

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

Results of Operations - Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For the years ended December 31, 2021 and 2020, our consolidated results of operations were as follows:

	For the Years Ended December 31,		Percent Change
(dollars in thousands)	2021	2020	2021 vs 2020
Net revenues	$1,120,488	$1,001,150	11.9%
Material costs	354,342	315,410	12.3%
Personnel costs	397,574	351,191	13.2%
Other operating costs	135,630	100,010	35.6%
General and administrative expenses	127,752	127,785	—%
Depreciation and amortization	32,519	34,847	(6.7)%
Operating expenses	1,047,817	929,243	12.8%
Income from operations	72,671	71,907	1.1%
Interest expense, net	28,864	32,445	(11.0)%
Non-service defined benefit plan expense	667	632	5.5%
Income before income taxes	43,140	38,830	11.1%
Provision for income taxes	1,158	638	81.5%
Net income	$41,982	$38,192	9.9%
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
During 2021 and 2020, our operating expenses as a percentage of net revenues were as follows:

	For the Years Ended December 31,
	2021	2020
Material costs	31.6%	31.5%
Personnel costs	35.5%	35.1%
Other operating costs	12.1%	9.9%
General and administrative expenses	11.4%	12.8%
Depreciation and amortization	2.9%	3.5%
Operating expenses	93.5%	92.8%
During the previous two years, the number of patient care clinics and satellite locations we operated or leased have been as follows:

	As of December 31,
	2021	2020
Patient care clinics	760	704
Satellite locations	115	112
Total	875	816
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
Net revenues. Net revenues for the year ended December 31, 2021 were $1,120.5 million, an increase of $119.3 million, or 11.9%, from $1,001.2 million for the year ended December 31, 2020. Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Years Ended December 31,		Change	Percent Change
(dollars in thousands)	2021	2020	2021 vs 2020	2021 vs 2020
Patient Care	$943,328	$831,603	$111,725	13.4%
Products & Services	177,160	169,547	7,613	4.5%
Net revenues	$1,120,488	$1,001,150	$119,338	11.9%
Patient Care net revenues for the year ended December 31, 2021 were $943.3 million, an increase of $111.7 million, or 13.4%, from $831.6 million for the same period in the prior year. Same clinic revenues increased $69.9 million for the year ended December 31, 2021 compared to the same period in the prior year, reflecting an increase in same clinic revenues of 9.1% on a per-day basis. We estimate that approximately 8.3% of this increase related to growth in volume, primarily associated with the recovery from the COVID-19 related impact on 2020 volumes, and the remaining 0.8% related to price growth and improvements in disallowed and patient non-payment rates. Net revenues from acquired clinics and consolidations increased $42.3 million, and revenues from other services decreased $0.5 million. For the year ended December 31, 2021, we estimate that our same clinic net revenues were approximately 97% of the level we reported for the same period of 2019, prior to the pandemic, while our patient appointment volumes were 93% of those we reported in the 2019 period. This increase in revenue relative to patient volumes related primarily to reductions in patient encounters for lower “off-the-shelf” orthotic devices, as well as increases in volume of technology-related prosthetic devices during the year.
Prosthetics constituted approximately 55% of our total Patient Care revenues for the year ended December 31, 2021 and 56% for the same period in the prior year, excluding the impact of acquisitions. Prosthetic revenues were 6.1% higher on a per-day basis than the same period in the prior year, excluding the impact of acquisitions. Orthotics, shoes, inserts, and other products increased by 13.0% on a per-day basis for the same comparative period, excluding the impact of acquisitions. Revenues throughout 2020, particularly orthotic revenues, were adversely affected due to a decline in patient appointment volumes as a result of the COVID-19 pandemic, governmental suppression measures implemented in response to the COVID-19 pandemic, and other factors impacting our business volumes as discussed in the “Effects of the COVID-19 Pandemic” section.
Products & Services net revenues for the year ended December 31, 2021 were $177.2 million, an increase of $7.6 million, or 4.5%, from $169.5 million for the same period in the prior year. This was primarily attributable to an increase of $9.6 million, or 7.7%, in the distribution of O&P componentry to independent providers stemming largely from lower volumes in the comparative period due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above, and a $2.0 million, or 4.3%, decrease in net revenues from therapeutic solutions as a result of the impact of customer lease cancellations, partially offset by lease installations.

Material costs. Material costs for the year ended December 31, 2021 were $354.3 million, an increase of $38.9 million or 12.3%, from $315.4 million for the same period in the prior year. Total material costs as a percentage of net revenues increased to 31.6% in 2021 from 31.5% in 2020 due primarily to changes in our Patient Care segment business mix. Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Years Ended December 31,		Change	Percent Change
(dollars in thousands)	2021	2020	2021 vs 2020	2021 vs 2020
Patient Care	$287,204	$247,384	$39,820	16.1%
Products & Services	67,138	68,026	(888)	(1.3)%
Material costs	$354,342	$315,410	$38,932	12.3%
Patient Care material costs increased $39.8 million, or 16.1%, for the year ended December 31, 2021 compared to the same period in the prior year as a result of the increase in segment net sales and changes in the segment product mix. Patient Care material costs as a percent of segment net revenues was 30.4% in 2021 and 29.7% in 2020. Our operations and clinic throughput were not adversely affected due to the lack of availability of componentry in 2021.
Products & Services material costs decreased $0.9 million, or 1.3%, for the year ended December 31, 2021 compared to the same period in the prior year. As a percent of net revenues in the Products & Services segment, material costs were 37.9% in the year ended December 31, 2021 as compared to 40.1% in the same period 2020. The decrease in material costs as a percentage of segment net revenues was due to a change in business and product mix within the segment, in part due to the discontinuation of our distribution of certain low-margin orthotics products to podiatrists during 2020.
Personnel costs. Personnel costs for the year ended December 31, 2021 were $397.6 million, an increase of $46.4 million, or 13.2%, from $351.2 million for the same period in the prior year. Personnel costs by operating segment were as follows:

	For the Years Ended December 31,		Change	Percent Change
(dollars in thousands)	2021	2020	2021 vs 2020	2021 vs 2020
Patient Care	$339,578	$302,206	$37,372	12.4%
Products & Services	57,996	48,985	9,011	18.4%
Personnel costs	$397,574	$351,191	$46,383	13.2%
Personnel costs for the Patient Care segment were $339.6 million for the year ended December 31, 2021, an increase of $37.4 million, or 12.4%, from $302.2 million for the same period in the prior year. The increase in Patient Care personnel costs during the year was primarily due to an increase in salary expense of $40.3 million due to cost mitigation efforts in the prior year period as a result of the COVID-19 pandemic as well as from acquisitions, and related increases in benefits costs of $2.3 million, payroll taxes of $2.1 million, and commissions by $1.0 million, offset by a decrease in incentive compensation and other personnel costs of $8.3 million compared to the same period in the prior year.
Personnel costs in the Products & Services segment were $58.0 million for the year ended December 31, 2021, an increase of $9.0 million, or 18.4% compared to the same period in the prior year. Salary expense increased $7.7 million primarily due to cost mitigation efforts implemented in 2020 as a result of the COVID-19 pandemic, and benefits, payroll taxes, and other personnel costs increased $1.7 million, offset by a decrease in incentive compensation of $0.4 million for the year ended December 31, 2021 compared to the same period in the prior year.
Other operating costs. Other operating costs for the year ended December 31, 2021 were $135.6 million, an increase of $35.6 million, or 35.6%, from $100.0 million for the same period in the prior year. Other expenses increased by $26.4 million primarily due to the benefit in the prior year period associated with the recognition of $24.0 million in proceeds from Grants under the CARES Act included in Other operating costs, as discussed in the “Effects of the COVID-19 Pandemic” section, and an approximate $1.9 million gain on the sale of property. Professional fees increased $2.7 million, travel expenses increased $1.9 million, and other expenses increased $3.7 million primarily due to cost mitigation efforts in the prior year as a result of the COVID-19 pandemic, and an increase of $1.3 million in rent expense from new, renewed, and acquired leases. The increases are partially offset by a decrease in bad debt expense of $0.4 million as compared to the same period in the prior year.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2021 were $127.8 million, which is unchanged from the same period in the prior year. This was primarily the result of an increase in salary expense of $7.6 million and an increase in travel and other expenses of $5.9 million, offset by decreases in share-based compensation of $5.7 million due to the modification recognized in the prior year period of certain equity awards granted in 2017, a decrease of $5.4 million in incentive compensation and benefits, and a decrease of $2.4 million of qualified disaster relief payments to employees in the prior year.
Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2021 was $32.5 million, a decrease of $2.3 million, or 6.7%, from the same period in the prior year. Depreciation expense decreased $1.2 million and amortization expense decreased $1.1 million when compared to the same period in the prior year.
Interest expense, net. Interest expense for the year ended December 31, 2021 was $28.9 million, a decrease of $3.6 million, or 11.0%, from $32.4 million for the same period in the prior year.
Provision for income taxes. The provision for income taxes for the year ended December 31, 2021 was $1.2 million, or 2.7% of income before taxes, compared to a provision of $0.6 million, or 1.6% of income before taxes for the year ended December 31, 2020. The effective tax rate in 2021 consisted principally of the 21% federal statutory tax rate and non-deductible expenses, offset by research and development tax credits and the release of reserves for uncertain tax positions. The increase in the effective tax rate for the year ended December 31, 2021 compared with the year ended December 31, 2020 is primarily attributable to the net tax benefit resulting from the loss carryback provisions granted under the CARES Act for the year ended December 31, 2020, partially offset by the release of reserves for uncertain tax positions for the year ended December 31, 2021.
For the year ended December 31, 2020, we completed a formal study to identify qualifying research and development expenses resulting in the recognition of federal tax benefits of $3.3 million, net of tax reserves, related to 2020 and $6.1 million, net of tax reserves, related to prior years. For the year ended December 31, 2021, we recorded a federal tax benefit of $4.3 million, net of tax reserves, as a deferred tax asset.

During the year ended December 31, 2021, we released $4.0 million of unrecognized tax benefits and $1.3 million of interest expense due to lapse of statute of limitations for the applicable tax years. We do not anticipate further significant release of unrecognized tax benefits within the next twelve months.

Net income. Our net income for year ended December 31, 2021 was $42.0 million as compared to net income of $38.2 million for year ended December 31, 2020.

Results of Operations - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
For the years ended December 31, 2020 and 2019, our consolidated results of operations were as follows:

	For the Years Ended December 31,		Percent Change
(dollars in thousands)	2020	2019	2020 v 2019
Net revenues	$1,001,150	$1,098,046	(8.8)%
Material costs	315,410	357,771	(11.8)%
Personnel costs	351,191	372,225	(5.7)%
Other operating costs	100,010	135,224	(26.0)%
General and administrative expenses	127,785	131,473	(2.8)%
Depreciation and amortization	34,847	35,925	(3.0)%
Operating expenses	929,243	1,032,618	(10.0)%
Income from operations	71,907	65,428	9.9%
Interest expense, net	32,445	34,258	(5.3)%
Non-service defined benefit plan expense	632	691	(8.5)%
Income before income taxes	38,830	30,479	27.4%
Provision for income taxes	638	2,954	(78.4)%
Net income	$38,192	$27,525	38.8%

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
During 2020 and 2019, our operating expenses as a percentage of net revenues were as follows:

	For the Years Ended December 31,
	2020	2019
Material costs	31.5%	32.6%
Personnel costs	35.1%	33.9%
Other operating costs	9.9%	12.2%
General and administrative expenses	12.8%	12.0%
Depreciation and amortization	3.5%	3.3%
Operating expenses	92.8%	94.0%
During the previous two years, the number of patient care clinics and satellite locations we operated or leased have been as follows:

	As of December 31,
	2020	2019
Patient care clinics	704	701
Satellite locations	112	111
Total	816	812
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
Patient Care net revenue for the year ended December 31, 2020 was $831.6 million, a decrease of $74.1 million, or 8.2%, from $905.7 million for the same period in the prior year. Same clinic revenues decreased $91.9 million for the year ended

December 31, 2020 compared to the same period in the prior year, reflecting a decrease in same clinic revenues of 11.0% on a per-day basis. We estimate that volumes decreased 12.8% and this decline was partially mitigated by a 0.7% increase in pricing and a 1.1% increase from the improvement in disallowed claims and patient non-payment. Net revenues from acquired clinics and consolidations increased $18.6 million, and revenues from other services decreased $0.8 million.
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

Products & Services net revenues for the year ended December 31, 2020 were $169.5 million, a decrease of $22.8 million, or 11.9%, from $192.4 million for the same period in the prior year. This was primarily attributable to a decrease of $19.4 million, or 13.5% in the distribution of O&P componentry to independent providers stemming primarily from lower volumes due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above, and a $3.4 million, or 7.1%, decrease in net revenues from therapeutic solutions as a result of the impact of historical customer lease cancellations, partially offset by lease installations.

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

Material costs. Material costs for the year ended December 31, 2020 were $315.4 million, a decrease of $42.4 million, or 11.8%, from $357.8 million for the same period in the prior year. Total material costs as a percentage of net revenue decreased to 31.5% in 2020 from 32.6% in 2019 due primarily to changes in our Patient Care segment business mix. Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Years Ended December 31,		Change	Percent Change
(dollars in thousands)	2020	2019	2020 vs 2019	2020 vs 2019
Patient Care	$247,384	$274,801	$(27,417)	(10.0)%
Products & Services	68,026	82,970	(14,944)	(18.0)%
Material costs	$315,410	$357,771	$(42,361)	(11.8)%
Patient Care material costs decreased $27.4 million, or 10.0%, for the year ended December 31, 2020 compared to the same period in the prior year as a result of the reduction in segment net sales, offset by our acquisitions and changes in the segment product mix. Patient Care material costs as a percent of segment net revenues was 29.7% in 2020 from 30.3% in 2019.

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
Personnel costs for the Patient Care segment were $302.2 million for the year ended December 31, 2020, a decrease of $17.4 million, or 5.5%, from $319.6 million for the same period in the prior year. The decrease in Patient Care personnel costs during the year was primarily due to a decrease in salary expense of $21.5 million due to cost mitigation efforts implemented as result of the COVID-19 pandemic, and decreases in benefits costs of $1.5 million due to reduced claims experience, payroll taxes of $0.9 million, and commissions by $0.7 million, offset by increases in incentive compensation and other personnel costs of $6.1 million and severance costs of $1.1 million compared to the same period in the prior year.

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

Other operating costs. Other operating costs for the year ended December 31, 2020 were $100.0 million, a decrease of $35.2 million, or 26.0%, from $135.2 million for the same period in the prior year. Other expenses decreased by $26.3 million due to the benefit associated with the recognition of $24.0 million in proceeds from Grants under the CARES Act included in Other operating costs, as discussed in the “Effects of the COVID-19 Pandemic” section, and an approximate $1.9 million gain on the sale of property. Travel and other expenses decreased $11.9 million due to cost mitigation efforts as a result of the COVID-19 pandemic, and bad debt expense decreased $0.8 million. The decreases are offset by a $3.8 million increase in rent expense from new, renewed, and acquired leases as compared to the same period in the prior year.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2020 were $127.8 million, a decrease of $3.7 million, or 2.8%, from $131.5 million for the same period in the prior year. This was primarily the result of a decrease in salary expense of $6.2 million, as well as a decrease in professional fees of $5.7 million and travel and other expenses of $1.9 million, offset by increases in share-based compensation of $4.4 million due to the modification recognized in the second quarter of certain equity awards granted in 2017, and from an increase of $1.4 million in incentive compensation and benefits costs, $2.4 million of qualified disaster relief payments to employees, and additional severance costs of $1.9 million.

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

Net income. Our net income for year ended December 31, 2020 was $38.2 million as compared to a net income of $27.5 million for year ended December 31, 2019.

Financial Condition, Liquidity, and Capital Resources
Liquidity
To provide cash for our operations and capital expenditures, our immediate source of liquidity is our cash and investment balances and any amounts we have available for borrowing under our revolving credit facility. We refer to the sum of these two amounts as our “liquidity.”
As of December 31, 2021, we had total liquidity of $191.0 million, which reflected a decrease of $48.4 million, from the $239.4 million in liquidity we had as of December 31, 2020. Our liquidity as of December 31, 2021 was comprised of cash and cash equivalents of $61.7 million and $129.3 million in available borrowing capacity under our $135.0 million revolving credit facility. This decrease in liquidity primarily relates to a decrease in cash of $82.9 million, comprised of cash paid for acquisitions, net of cash acquired, of $80.1 million, capital expenditures of $24.9 million, and net cash used in financing activities of $16.6 million, partially offset by cash provided by operating activities of $36.2 million.
Our Credit Agreement contains customary representations and warranties, as well as financial covenants, including that we maintain compliance with certain leverage and interest coverage ratios. If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds under our revolving credit facility. Due to the additional borrowings under our revolving credit facility in March 2020, which were repaid in full during the third quarter of 2020, and in anticipation of the potential economic impact of the COVID-19 pandemic, we entered into an amendment to the Credit Agreement that provided for, among other things, increases in the allowable level of indebtedness we may carry relative to our earnings, changes in the definition of EBITDA used to compute certain financial ratios, certain restrictions regarding investments and payments we made until the completion of the first quarter of 2021 and increases in the interest costs associated with borrowings under our revolving credit facility. We were in compliance with our debt covenants as of December 31, 2021.
For additional discussion, please refer to the Liquidity Outlook section below.
Working Capital and Days Sales Outstanding
As of December 31, 2021, we had working capital of $91.5 million compared to working capital of $129.3 million as of December 31, 2020. Our working capital decreased $37.8 million in 2021 when compared to 2020 due to a decrease in current assets of $56.5 million and a decrease in current liabilities of $18.8 million.
The decrease in current assets was primarily attributable to a decrease in Cash and cash equivalents of $82.9 million discussed in the “Liquidity” section above and a decrease in Income taxes receivable of $12.3 million, which relates to income tax relief under the CARES Act. The decreases were offset by increases in Accounts receivable, net of $23.5 million, discussed further below, Inventories of $11.0 million, and Other current assets of $4.2 million.
The decrease in current liabilities was primarily attributable to a decreases of $18.1 million in Accrued compensation related costs attributable to current year decreases in incentive compensation, $2.5 million in Accrued expenses and other current liabilities, $1.5 million in Accounts payable, and $1.6 million in the Current portion of operating lease liabilities, partially offset by an increase in the Current portion of long-term debt of $4.9 million.
Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90-day rolling period of net revenue. This computation can provide a relative measure of the effectiveness of our billing and collections activities. Clinics acquired during the past 90-day period are excluded from the calculation. As of December 31, 2021, our DSO was 43 days, as compared to 42 days and 48 days as of December 31, 2020 and 2019, respectively. The increase compared to the December 31, 2020 DSO is primarily attributable to an increase in sales at the end of 2021 as compared to 2020.
Sources and Uses of Cash in the Year Ended December 31, 2021 Compared to December 31, 2020
Cash flows provided by operating activities decreased $119.4 million to $36.2 million for the year ended December 31, 2021 from $155.6 million for year ended December 31, 2020. The most significant decrease in cash provided by operating activities was due to a $51.7 million decrease in cash provided by Accounts receivable, net which is largely attributable to an increase in revenue in 2021 as compared to 2020, as discussed in the “Effects of the COVID-19 Pandemic” section above. In addition, operating cash flows have also decreased on a comparative basis due to a decrease in Accrued compensation related costs of $29.8 million, a decrease in Accounts payable and Accrued expenses and other current liabilities of $23.2 million, and other decreases in working capital of $25.6 million; offset by an increase in operating cash flows resulting from income taxes of $14.2 million.
Cash flows used in investing activities increased $56.6 million to $102.5 million for the year ended December 31, 2021 from $45.9 million for the year ended December 31, 2020. The increase in cash used in investing activities was primarily due to higher cash outflows of $58.3 million for acquisitions, net of cash acquired, partially offset by lower capital expenditures of $3.2 million during the year ended December 31, 2021.
Cash flows used in financing activities decreased $22.9 million to $16.6 million for the year ended December 31, 2021 from $39.5 million for the year ended December 31, 2020. This decrease in cash used in financing activities was primarily due to lower cash outflows of $21.0 million related to payments on sellers notes and additional consideration, of which $22.0 million relates to acquisitions that closed in 2020, and a $2.7 million decrease from employee taxes on stock-based compensation.
Capital Expenditures and Deferred Cloud Implementation Expenditures
During 2021, we expended a combined total of $24.9 million for the purchase of property, plant, and equipment, and the purchase of therapeutic program equipment. Our capital expenditures relate primarily to our investment in leasehold and other machinery and equipment for our patient care clinics, for equipment we use in providing therapeutic solutions, as well as for the purchase or development of information technology assets that support our businesses and corporate activities. In addition to this capital expenditure amount, we incurred approximately $2 million in incremental expenditures related to the implementation of cloud-based supply chain and financial systems that will be deferred in accordance with ASU 2018-15 and will be included in future expense over the periods of operation of these systems. These expenditures are anticipated to be separate from and additional to the operating expenses discussed in “New Systems Implementations” section above.
Effect of Indebtedness
On March 6, 2018, we entered into a new Credit Agreement in order to refinance our indebtedness, as disclosed in Note M - “Debt and Other Obligations,” in the notes to the consolidated financial statements contained elsewhere in this report. Our indebtedness bears reduced rates of interest compared with those under our prior agreement, and as such, for the year ended December 31, 2021, we incurred interest expense of $28.9 million compared with the $32.4 million incurred in 2020 and the $34.3 million incurred in 2019. Cash paid for interest totaled $25.7 million, $28.4 million, and $29.2 million for the years ended December 31, 2021, 2020, and 2019 respectively.
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
On November 23, 2021, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”) that revised certain provisions of the Existing Credit Agreement to, among other things, (i) increase the aggregate amount of the revolving loan commitments by $35 million to an aggregate total amount of $135 million, (ii) extend the scheduled maturity date of the revolving loan facility to November 23, 2026 (subject to a springing maturity if the term loans outstanding under the Existing Credit Agreement are not repaid prior to the date that is 91 days prior to the stated maturity thereof), (iii) decrease the applicable margin on LIBOR and base rate revolving loan borrowings by 0.75% per annum, (iv) decrease the LIBOR interest rate floor in respect of revolving loan borrowings to 0.00% per annum, (v) decrease the revolving loan facility commitment fee to 0.30% per annum, (vi) increase the maximum allowable leverage ratio for covenant purposes such that the maximum consolidated first lien net leverage ratio shall be up to (a) 5.00 to 1.00 for the fiscal quarters ending December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 and (b) 4.75 to 1.00 for the fiscal quarter ending December 31, 2022 and the last day of each fiscal quarter thereafter, and (vii) permit, at our election and up to three times during the term of the Credit Agreement, the maximum allowable leverage ratio for covenant purposes to be temporarily increased by an additional 0.50 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions.
Scheduled maturities of debt as of December 31, 2021 were as follows (in thousands):

(in thousands)
2022	$15,281
2023	15,243
2024	14,703
2025	474,246
2026	2,603
Thereafter	1,143
Total debt before unamortized discount and debt issuance costs, net	523,219
Unamortized discount and debt issuance costs, net	(5,974)
Total debt	$517,245
Future Cash Requirements
Our primary future cash requirements will be for acquisitions of O&P providers, debt payments, capital expenditures, payment of deferred payroll taxes, and to fund operations.
We expect our primary cash requirements for 2022 to be as follows:
•Acquisitions of O&P providers - Our strategy is to achieve long-term growth through disciplined diversification of our revenue streams, including geographic expansion or the broadening of our continuum of care through the acquisitions of high quality O&P providers. We anticipate that we will continue to pursue acquisitions and other growth initiatives that provide value to our shareholders.
•Debt - We are contractually obligated to make payments of $15.3 million on principal and of $26.6 million in interest in 2022 associated with our Credit Agreement and Seller Notes. In the ordinary course of business, we may from time to time borrow and repay amounts under our revolving credit facility, as well as make voluntary prepayments on Term Loan B.
•Capital expenditures and deferred cloud implementation expenditures - During 2022, we expect to continue to invest in capital expenditures, and in deferred cloud implementation expenditures, in connection with our planned reconfiguration of distribution facilities and our related implementation of supply chain and financial systems. In 2022, due to these projects, we currently estimate that our capital expenditures will increase to approximately $33 million. Of this amount, we estimate that approximately $4 million to $5 million will relate to our distribution and fabrication facility leasehold and equipment expenditures. In addition to this capital expenditure amount, we estimate that we will incur $4 million to $6 million in incremental expenditures related to the New Systems Implementations that will be deferred in accordance with ASU 2018-15 and will be included in future expense over the periods of operation of these systems. We currently expect similar levels of expenditures related to our supply chain and financial systems implementations through 2023.
•Deferred payroll taxes - We expect to make a payment of $5.9 million of deferred payroll taxes in 2022. Refer to the CARES Act discussion below for further discussion.
•Working capital - As business volumes return to more normal levels, it is likely that we will experience a natural corresponding increase in our investment in working capital.
Liquidity Outlook and Going Concern Evaluation
Our Credit Agreement has a term loan facility with $486.1 million in principal outstanding at December 31, 2021, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505 million, with all remaining outstanding principal due at maturity in March 2025, and, as of December 31, 2021, a revolving credit facility with no borrowings and a maximum aggregate amount of availability of $135 million that matures in November 2026.
Our primary sources of liquidity are cash and cash equivalents, and available borrowings under our revolving credit facility. Due to the economic and social activity impacts outlined in the “Effects of the COVID-19 Pandemic” section above, we expect the continuing disruption to have an unfavorable impact on our operations, financial condition, and results of operations. While the duration and extent of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments which cannot be predicted with certainty, we believe that our existing sources of liquidity, when combined with our operating cash flows and other measures taken to enhance our liquidity position and cost structure, will continue to allow us to finance our operations throughout 2022 and the foreseeable future. Please refer to the “Effects of the COVID-19 Pandemic” section above for additional discussion.
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
During 2021 and 2020, we recognized a total benefit of $1.1 million and $24.0 million, respectively, in our consolidated statement of operations within Other operating costs for the Grants from HHS. We recognize income related to grants on a systematic and rational basis when it becomes probable that we have complied with the terms and conditions of the grant and in the period in which the corresponding costs or income related to the grant are recognized. We recognized the benefit from the Grants within Other operating costs in our Patient Care segment.
The CARES Act also provides for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allow us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We paid the current portion of $5.9 million in September 2021, and deferred $5.9 million of payroll taxes within Accrued compensation related costs in the consolidated balance sheet as of December 31, 2021.

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
Dividends
It is our policy to not pay cash dividends on our common stock, and, given our capital needs, we currently do not foresee a change in this policy. Our Credit Agreement limits our ability to pay dividends, and we currently anticipate that these restrictions will continue to exist in future debt agreements that we may enter.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our future financial results are subject to a variety of risks, including interest rate risk. As of December 31, 2021, the interest expense arising from the $486.1 million of outstanding borrowings under both our term loan facility under our Credit Agreement and our revolving credit facility under our Credit Agreement was subject to variable interest rates, partially offset by interest income subject to variable interest rates generated from our $61.7 million of cash equivalents as of that date. As of December 31, 2021, we had $37.2 million of fixed rate debt which included subordinated Seller Notes and the deferred payment obligation, and financing leases. As of December 31, 2021, there were no borrowings under our revolving credit facility.
Set forth below is an analysis of our financial instruments as of December 31, 2021 that were sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the revolving and term loan facilities and the interest rate swap, calculated for an instantaneous shift in interest rates, plus or minus 50 BPS, 100 BPS, and 150 BPS. As of December 31, 2021, the interest rate on the term loan facilities was 3.60% based on a LIBOR rate of 0.10%, with an interest rate floor of 0%, and an applicable margin of 3.50%.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(in thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan and Revolver and Swap	24,976	24,976	24,976	25,183	26,176	27,169	28,161

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Hanger, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hanger, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Payor Disallowances

As described in Notes A and D to the consolidated financial statements, the Company’s estimate of implicit price concessions related to payor disallowances was $33.0 million as of December 31, 2021. The estimate for payor disallowances utilizes the expected value method by considering historical collection experience by each of the Medicare and non-Medicare primary payor class groupings. For each payor class grouping, liquidation analyses of historical period-end receivable balances are performed by management to ascertain collections experience by aging category. In the absence of an evident adverse trend, management uses historical experience rates calculated using an average of four quarters of data with at least twelve months of adjudication. Management will modify the time periods analyzed when significant trends indicate that adjustments should be made.

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
February 28, 2022
We have served as the Company’s auditor since 1987.

HANGER, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value and share amounts)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$61,692	$144,602
Accounts receivable, net	152,058	128,596
Inventories	87,462	76,429
Income taxes receivable	581	12,888
Other current assets	16,536	12,357
Total current assets	318,329	374,872
Non-current assets:
Property, plant, and equipment, net	82,434	84,873
Goodwill	363,554	277,223
Other intangible assets, net	25,892	18,431
Deferred income taxes	45,494	54,877
Operating lease right-of-use assets	144,491	124,741
Other assets	17,945	15,734
Total assets	$998,139	$950,751
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,938	$10,085
Accounts payable	63,565	65,091
Accrued expenses and other current liabilities	60,399	62,861
Accrued compensation related costs	54,465	72,541
Current portion of operating lease liabilities	33,438	35,002
Total current liabilities	226,805	245,580
Long-term liabilities:
Long-term debt, less current portion	502,307	493,012
Operating lease liabilities	124,016	104,589
Other liabilities	34,840	56,593
Total liabilities	887,968	899,774
Commitments and contingent liabilities (Note R)
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 38,891,438 shares issued and 38,748,617 shares outstanding at 2021, and 38,321,796 shares issued and 38,178,975 shares outstanding at 2020, respectively	389	383
Additional paid-in capital	373,644	365,503
Accumulated other comprehensive loss	(11,150)	(20,215)
Accumulated deficit	(252,016)	(293,998)
Treasury stock, at cost; 142,821 shares at 2021 and 2020, respectively	(696)	(696)
Total shareholders’ equity	110,171	50,977
Total liabilities and shareholders’ equity	$998,139	$950,751
The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Net revenues	$1,120,488	$1,001,150	$1,098,046
Material costs	354,342	315,410	357,771
Personnel costs	397,574	351,191	372,225
Other operating costs	135,630	100,010	135,224
General and administrative expenses	127,752	127,785	131,473
Depreciation and amortization	32,519	34,847	35,925
Income from operations	72,671	71,907	65,428
Interest expense, net	28,864	32,445	34,258
Non-service defined benefit plan expense	667	632	691
Income before income taxes	43,140	38,830	30,479
Provision for income taxes	1,158	638	2,954
Net income	$41,982	$38,192	$27,525

Basic and Diluted Per Common Share Data:
Basic income per share	$1.09	$1.01	$0.74
Weighted average shares used to compute basic earnings per common share	38,599,300	37,948,796	37,267,188
Diluted income per share	$1.07	$0.99	$0.72
Weighted average shares used to compute diluted earnings per common share	39,225,616	38,598,330	38,064,617
The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$41,982	$38,192	$27,525

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of tax provision (benefit) of $2,718, ($2,103), and ($2,278), respectively	$8,267	$(6,634)	$(7,201)
Unrealized gain (loss) on defined benefit plan, net of tax provision (benefit) of $262, ($326), and ($259), respectively	798	(1,030)	(819)
Total other comprehensive income (loss)	9,065	(7,664)	(8,020)
Comprehensive income	$51,047	$30,528	$19,505
The accompanying notes are an integral part of these consolidated financial statements.

HANGER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Three Years Ended December 31, 2021
(dollars and share amounts in thousands)

	Common Shares, Balance	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2018	36,921	$371	$343,955	$(4,531)	$(361,023)	$(696)	$(21,924)
Cumulative effect of a change in accounting for leases	—	—	—	—	1,547	—	1,547
Balance, January 1, 2019	36,921	$371	$343,955	$(4,531)	$(359,476)	$(696)	$(20,377)
Net income	—	—	—	—	27,525	—	27,525
Share-based compensation expense	—	—	13,414	—	—	—	13,414
Issuance in connection with the exercise of stock options	104	1	1,098	—	—	—	1,099
Issuance of common stock upon vesting of restricted stock units	435	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(4,137)	—	—	—	(4,137)
Total other comprehensive loss	—	—	—	(8,020)	—	—	(8,020)
Balance, December 31, 2019	37,460	$376	$354,326	$(12,551)	$(331,951)	$(696)	$9,504
Cumulative effect of a change in accounting for credit losses	—	—	—	—	(239)	—	(239)
Balance, January 1, 2020	37,460	$376	$354,326	$(12,551)	$(332,190)	$(696)	$9,265
Net income	—	—	—	—	38,192	—	38,192
Share-based compensation expense	—	—	18,448	—	—	—	18,448
Issuance in connection with the exercise of stock options	7	—	92	—	—	—	92
Issuance of common stock upon vesting of restricted stock units	712	7	(7)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(7,356)	—	—	—	(7,356)
Total other comprehensive loss	—	—	—	(7,664)	—	—	(7,664)
Balance, December 31, 2020	38,179	$383	$365,503	$(20,215)	$(293,998)	$(696)	$50,977
Net income	—	—	—	—	41,982	—	41,982
Share-based compensation expense	—	—	12,297	—	—	—	12,297
Issuance in connection with the exercise of stock options	129	2	522	—	—	—	524
Issuance of common stock upon vesting of restricted stock units	441	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(4,674)	—	—	—	(4,674)
Total other comprehensive income	—	—	—	9,065	—	—	9,065
Balance, December 31, 2021	38,749	$389	$373,644	$(11,150)	$(252,016)	$(696)	$110,171
The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows provided by operating activities:
Net income	$41,982	$38,192	$27,525
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	32,519	34,847	35,925
(Benefit) provision for doubtful accounts	(54)	295	1,131
Share-based compensation expense	12,297	18,448	13,414
Deferred income taxes	5,613	17,432	(3,226)
Amortization of debt discounts and issuance costs	1,932	2,085	1,623
Gain on sale and disposal of fixed assets	(1,340)	(3,134)	(1,614)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(17,315)	34,378	(12,329)
Inventories	(6,350)	(6,258)	1,568
Other current assets and other assets	(5,736)	(628)	(2,611)
Income taxes receivable	12,307	(13,757)	1,248
Accounts payable	(1,909)	14,674	(6,725)
Accrued expenses and other current liabilities	(6,351)	217	(1,242)
Accrued compensation related costs	(18,420)	11,349	5,780
Other liabilities	(11,079)	4,778	(1,883)
Operating lease liabilities, net of amortization of right-of-use assets	(1,886)	2,649	262
Changes in operating assets and liabilities:	(56,739)	47,402	(15,932)
Net cash provided by operating activities	36,210	155,567	58,846
Cash flows used in investing activities:
Acquisitions, net of cash acquired	(80,078)	(21,801)	(36,585)
Purchase of property, plant, and equipment	(22,579)	(24,500)	(26,433)
Purchase of therapeutic program equipment leased to third parties under operating leases	(2,280)	(3,592)	(6,672)
Proceeds from sale of property, plant and equipment	2,451	3,890	2,598
Other investing activities, net	—	135	(66)
Net cash used in investing activities	(102,486)	(45,868)	(67,158)
Cash flows used in financing activities:
Borrowings under revolving credit agreement	—	79,000	—
Repayments under revolving credit agreement	—	(79,000)	—
Repayment of term loan	(5,050)	(5,050)	(5,050)
Payment of employee taxes on stock-based compensation	(4,674)	(7,356)	(4,137)
Payment of Seller Notes and additional consideration	(4,434)	(25,415)	(3,821)
Payments under vendor financing arrangements	(1,375)	(825)	—
Payment of financing lease obligations	(1,052)	(748)	(474)
Payment of debt issuance costs	(573)	(214)	—
Proceeds from exercise of options	524	92	1,099
Net cash used in financing activities	(16,634)	(39,516)	(12,383)
(Decrease) increase in cash and cash equivalents	(82,910)	70,183	(20,695)
Cash and cash equivalents at beginning of period	144,602	74,419	95,114
Cash and cash equivalents at end of period	$61,692	$144,602	$74,419

A reconciliation of the change in operating lease liabilities, net of amortization of right-of-use assets is as follows:

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Operating lease liabilities	$(43,346)	$(37,343)	$(36,911)
Amortization of right-of-use assets	41,460	39,992	$37,173
Operating lease liabilities, net of amortization of right-of-use assets	$(1,886)	$2,649	$262
The supplemental disclosure requirements for the statements of cash flows are as follows:

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Cash paid during the period for:
Interest paid	$25,727	$28,411	$29,192
Income tax (refunds received) paid	(11,296)	(2,979)	5,100

Non-cash financing and investing activities:
Seller Notes, deferred payment obligations and additional consideration related to acquisitions	24,395	31,579	7,885
Purchase of property, plant and equipment in accounts payable at period end	3,396	3,955	2,998
Purchase of property, plant and equipment through vendor financing	—	—	2,200
The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2021, 2020, and 2019
Note A — Organization and Summary of Significant Accounting Policies
Description of Business
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
Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 760 patient care clinics and 115 satellite locations in 47 states and the District of Columbia as of December 31, 2021. On a regular basis, we have been opening, closing, and merging patient care locations and satellite locations. During the year ended December 31, 2021, we have opened or acquired 91 and closed or consolidated 32 patient care locations.
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

Revenue Recognition
Patient Care Segment
Revenue in our Patient Care segment is primarily derived from contracts with third party payors for the provision of O&P devices and is recognized upon the transfer of control of promised products or services to the patient at the time the patient receives the device. At, or subsequent to delivery, we issue an invoice to the third party payor, which primarily consists of commercial insurance companies, Medicare, Medicaid, the VA, and private or patient pay (“Private Pay”) individuals. We recognize revenue for the amounts we expect to receive from payors based on expected contractual reimbursement rates, which are net of estimated contractual discounts and implicit price concessions. These revenue amounts are further revised as claims are adjudicated, which may result in additional disallowances. These are recorded as a reduction of revenues because they are not caused by an inability of the payor or patient to pay, but rather internal administrative issues such as adjustments to contractual allowances, adjustments to coding, failure to ensure that a patient was currently eligible under a payor’s health plan or that their plan provides full O&P benefits, failure to receive prior authorization, failure to file or appeal the payor’s determination timely, failure by certain classes of patients to pay their portion of a claim, or other such administrative issues.
Our products and services are sold with a 90-day labor and 180-day warranty for fabricated components. Warranties are not considered a separate performance obligation. We estimate warranties based on historical trends and include them in accrued expenses and other current liabilities in the consolidated balance sheet. The warranty liability was $2.9 million at December 31, 2021 and $2.2 million at December 31, 2020.
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
Other Operating Costs
Other operating costs reflect costs we incur in connection with our delivery of care through our clinics and other patient care operations or distribution of products and services. Marketing costs, including advertising, are expensed as incurred and are presented within this financial statement caption. We incurred approximately $2.1 million, $1.9 million, and $3.8 million in advertising costs during the years ended December 31, 2021, 2020, and 2019, respectively. Other costs include rent, utilities, and other occupancy costs, general office expenses, bad debt expense, and travel and clinical professional education costs, and exclude similar costs incurred in connection with general and administrative activities.
During 2021 and 2020, we recognized a total benefit of $1.1 million and $24.0 million, respectively, in our consolidated statement of operations within Other operating costs for the grant proceeds we received under the CARES Act (“Grants”) from HHS. We recognize income related to grants on a systematic and rational basis when it becomes probable that we have complied with the terms and conditions of the grant and in the period in which the corresponding costs or income related to the grant are recognized. We recognized the benefit from the Grants within Other operating costs in our Patient Care segment.
General and Administrative Expenses
General and administrative expenses reflect costs we incur in the management and administration of our businesses that are not directly related to the operation of our clinics or provision of products and services. These include personnel costs and other operating costs supporting our general and administrative functions. We incurred approximately $0.6 million, $0.3 million, and $0.9 million in advertising costs during the years ended December 31, 2021, 2020, and 2019, respectively.
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
Inventories
Inventories are valued at the lower of estimated cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. Provisions have also been made to reduce the carrying value of inventories for excess, obsolete, or otherwise impaired inventory on hand at period end. The reserve for excess and obsolete inventory is $7.5 million and $6.1 million at December 31, 2021 and 2020, respectively.
Patient Care Segment
Substantially all of our Patient Care segment inventories are recorded through a periodic approach whereby inventory quantities are adjusted on the basis of a quarterly physical count. Segment inventories relate primarily to raw materials and work-in-process (“WIP”) at Hanger Clinics. Inventories at Hanger Clinics totaled $36.7 million and $30.5 million at December 31, 2021 and 2020, respectively, with WIP inventory representing $15.8 million and $12.0 million of the total inventory, respectively.
Raw materials consist of purchased parts, components, and supplies which are used in the assembly of O&P devices for delivery to patients. In some cases, purchased parts and components are also sold directly to patients. Raw materials are valued based on recent vendor invoices, reduced by estimated vendor rebates. Such rebates are recognized as a reduction of cost of materials in the consolidated statements of operations when the related devices or components are delivered to the patient. Approximately 77% of raw materials at December 31, 2021 and 2020, respectively, were purchased from our Products & Services segment. Raw material inventory was $20.9 million and $18.4 million at December 31, 2021 and 2020, respectively.

WIP consists of devices which are in the process of assembly at our clinics or fabrication centers. WIP quantities were determined by the physical count of patient orders at the end of every quarter of 2021 and 2020 while the related stage of completion of each order was established by clinic personnel. We do not have an inventory costing system and as a result, the identified WIP quantities were valued on the basis of estimated raw materials, labor, and overhead costs. To estimate such costs, we develop bills of materials for certain categories of devices that we assemble and deliver to patients. Within each bill of material, we estimate (i) the typical types of component parts necessary to assemble each device; (ii) the points in the assembly process when such component parts are added; (iii) the estimated cost of such parts based on historical purchasing data; (iv) the estimated labor costs incurred at each stage of assembly; and (v) the estimated overhead costs applicable to the device.
Products & Services Segment
Our Product & Service segment inventories consist primarily of finished goods at its distribution centers as well as raw materials at fabrication facilities, and totaled $50.8 million and $45.9 million as of December 31, 2021 and 2020, respectively. Finished goods include products that are available for sale to third party customers as well as to our Patient Care segment as described above. Such inventories were determined on the basis of perpetual records and a physical count at year end. Inventories in connection with therapeutic services are valued at a weighted average cost.
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
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter party in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In accordance with ASC 815, “Derivatives and Hedging,” we record all derivatives in the consolidated balance sheets as either assets or liabilities measured at fair value. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive loss net of tax and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2021 and 2020, such derivatives were used to hedge certain variable cash flows associated with existing variable-rate debt.

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
Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the purchase price over the estimated fair value of net identifiable assets acquired and liabilities assumed from purchased businesses. We assess goodwill for impairment annually during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to first assess qualitative factors for a reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If we choose to bypass this qualitative assessment or alternatively determine that a quantitative goodwill impairment test is required, our annual goodwill impairment test is performed by comparing the estimated fair value of a reporting unit with its carrying amount (including attributed goodwill). We measure the fair value of the reporting units using a combination of income and market approaches. Any impairment would be recognized by a charge to income from operations and a reduction in the carrying value of the goodwill. As of October 1, 2021, we performed a qualitative assessment of the Patient Care reporting unit, which resulted in no indicators of goodwill impairment.

We apply judgment in determining the fair value of our reporting units and the implied fair value of goodwill which is dependent on significant assumptions and estimates regarding expected future cash flows, terminal value, changes in working capital requirements, and discount rates.
We did not have any goodwill impairment during 2021, 2020, and 2019. We did not have any indefinite-lived trade name impairment during 2021, 2020, and 2019. See Note H - “Goodwill and Other Intangible Assets” to our consolidated financial statements in this Annual Report on Form 10-K for additional information.
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
Self-Insurance Reserves
We maintain insurance programs which include employee health insurance; workers’ compensation; and product, professional, and general liability. Our employee health insurance program is self-funded, with a stop-loss coverage on claims that exceed $0.8 million for any individually covered claim. We are responsible for workers’ compensation, product, professional and general liability claims up to $0.5 million per individual incident. The insurance and self-insurance accruals reflect the estimate of incurred but not reported losses, historical claims experience, and expected costs to settle unpaid claims and are undiscounted. We record amounts due from insurance policies in “Other current assets” and “Other assets” while recording the estimated liability in “Accrued expenses and other current liabilities” and “Other liabilities” in our consolidated balance sheets.
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
We are in a taxable income position in 2021 and are able to utilize net operating losses. We have $1.6 million and $4.6 million of U.S. federal and $139.1 million and $153.0 million of state net operating loss carryforwards available at December 31, 2021 and 2020, respectively. These carryforwards will be used to offset future income but may be limited by the change in ownership rules in Section 382 of the Internal Revenue Code. These net operating loss carryforwards will expire in varying amounts through 2041. We expect to generate income before taxes in future periods at a level that would allow for the full realization of the majority of our net deferred tax assets. As of December 31, 2021 and 2020, we have recorded a valuation allowance of approximately $2.1 million related to various state jurisdictions.
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
Interest Expense, Net
We record interest expense net of interest income. In our consolidated statements of operations, interest income was $0.4 million in the year ended December 31, 2021 and not material in the years ended December 31, 2020, and 2019.
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
Recent Developments Regarding COVID-19
We are subject to risks and uncertainties as a result of the outbreak of the novel coronavirus (“COVID-19”) pandemic (“COVID-19 pandemic”). The extent and duration of the impact of the COVID-19 pandemic on our operations and financial condition remain uncertain and difficult to predict. As a result of the COVID-19 pandemic, we believe that our patients are continuing to defer visits to our O&P clinics, as well as elective surgical procedures, both of which impact our business volumes through decreased patient encounters and physician referrals. Nevertheless, the overall adverse impact of the COVID-19 pandemic on our business volumes has diminished and stabilized over time, and our patient appointment and other business volumes continue to gradually improve as the prevalence of the virus decreases and COVID-19 vaccines become more widely available and accepted. It remains possible that further outbreaks of COVID-19, including the spread of variants such as the Delta and Omicron variants, or reinstitution of restrictive measures by federal, state, and local governments could cause a recessionary environment impacting the healthcare industry generally, including the O&P industry. The United States government has responded with fiscal policy measures intended to support the healthcare industry and economy as a whole, including the passage of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in March 2020.
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
During 2021 and 2020, we recognized a total benefit of $1.1 million and $24.0 million, respectively in our consolidated statement of operations within Other operating costs in our Patient Care segment for the grant proceeds we received under the

CARES Act (“Grants”) from HHS. We accounted for the proceeds from the Grants by analogy to International Accounting Standard (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance and its principles surrounding the recognition of grants related to income. We recognize income related to grants on a systematic and rational basis when it becomes probable that we have complied with the terms and conditions of the grant and in the period in which the corresponding costs or income related to the grant are recognized. We are using the Grants for their intended purpose, and are compliant to the reporting and audit requirements set by the terms and conditions of the grant.
The CARES Act also provided for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allowed us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We paid the current portion of $5.9 million in September 2021, and deferred $5.9 million of payroll taxes within Accrued compensation related costs in the consolidated balance sheet as of December 31, 2021.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
During 2021 we adopted the following:
•Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Entities about Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2021, but as early adoption is permitted, we have selected to adopt this standard for the year ended December 31, 2021.
During 2020 we adopted the following:
•ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, as of January 1, 2020, using the modified retrospective approach. This approach allows us to apply the standard as of the adoption date and record a cumulative-effect adjustment to the opening balance of accumulated deficit at January 1, 2020. The new standard replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The resulting cumulative effect recognized at adoption to accumulated deficit was $0.2 million, net of tax.
•ASU No. 2018-13, Fair Value Measurement (Topic 820), as of January 1, 2020. The new standard modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. There was no material impact on our consolidated financial position, results of operations, or cash flows due to the adoption.
•ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as of January 1, 2020. Among other provisions, the new standard removes the exception that limited the income tax benefit recognized in the interim period in cases when the year-to-date loss exceeds the anticipated loss for the year. There was no material impact on our consolidated financial position, results of operations, or cash flows due to the adoption.

Recent Accounting Pronouncements, Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU, effective beginning on March 12, 2020, provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. We are currently evaluating the effects that the adoption of this guidance, and related clarifying standards, will have on our consolidated financial statements and the related disclosures.
Note B — Earnings Per Share
Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units, and performance-based units calculated using the treasury stock method. Total anti-dilutive shares excluded from the diluted earnings per share were 5,378 as of December 31, 2021, 3,831 as of December 31, 2020, and zero as of December 31, 2019.
Our Credit Agreement (as defined below) restricts the payment of dividends or other distributions to our shareholders by us or any of our subsidiaries. See Note M - “Debt and Other Obligations” within these consolidated financial statements.
The reconciliation of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	For the Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net income	$41,982	$38,192	$27,525

Weighted average shares outstanding - basic	38,599,300	37,948,796	37,267,188
Effect of potentially dilutive restricted stock units and options	626,316	649,534	797,429
Weighted average shares outstanding - diluted	39,225,616	38,598,330	38,064,617

Basic income per share	$1.09	$1.01	$0.74

Diluted income per share	$1.07	$0.99	$0.72
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

The following table disaggregates revenue from contracts with customers in our Patient Care segment for the years ended December 31, 2021, 2020, and 2019:

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Patient Care Segment
Medicare	$296,327	$268,226	$289,099
Medicaid	166,411	135,134	143,438
Commercial Insurance / Managed Care (excluding Medicare and Medicaid Managed Care)	327,836	296,738	323,499
Veterans Administration	89,358	76,769	89,035
Private Pay	63,396	54,736	60,620
Total	$943,328	$831,603	$905,691
The impact to revenue related to prior period performance obligations was not material for the years ended December 31, 2021, 2020, and 2019.
Products & Services Segment
Revenue in our Products & Services segment is derived from the distribution of O&P components and from therapeutic solutions which includes the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.
The following table disaggregates revenue from contracts with customers in our Product & Services segment for the years ended December 31, 2021, 2020, and 2019:

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$133,636	$124,045	$143,400
Therapeutic solutions	43,524	45,502	48,955
Total	$177,160	$169,547	$192,355
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
Our expected loss methodology is developed using historical liquidation rates, current and future economic and market conditions, and a review of the current status of our patients and customers’ trade accounts receivable balances. We also grouped our receivables into similar risk pools to better measure the risks for each pool. After evaluating the risk for each pool, we determined that additional credit loss risk was immaterial for the Patient Care segment. For the Products & Services segment, an allowance for doubtful accounts is recorded, which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.” As of December 31, 2021, we have considered the current and future economic and market conditions resulting in a decrease to the allowance for doubtful accounts by approximately $0.8 million since December 31, 2020.

Accounts receivable, net as of December 31, 2021 and 2020 is comprised of the following:

	As of December 31, 2021			As of December 31, 2020
(in thousands)	Patient Care	Products & Services	Consolidated	Patient Care	Products & Services	Consolidated
Gross charges before estimates for implicit price concessions	$173,115	$21,459	$194,574	$156,504	$21,300	$177,804
Less estimates for implicit price concessions:
Payor disallowances	(33,007)	—	(33,007)	(39,343)	—	(39,343)
Patient non-payments	(7,500)	—	(7,500)	(7,042)	—	(7,042)
Accounts receivable, gross	132,608	21,459	154,067	110,119	21,300	131,419
Allowance for doubtful accounts	—	(2,009)	(2,009)	—	(2,823)	(2,823)
Accounts receivable, net	$132,608	$19,450	$152,058	$110,119	$18,477	$128,596
Approximately 46.3% and 46.8% of gross charges before estimates for payor disallowances and patient non-payments, is due from the Federal Government (Medicare, Medicaid, and the VA) at December 31, 2021 and 2020, respectively.
The following table summarizes activities by year for the allowance for doubtful accounts:

(in thousands)	Allowance for Doubtful Accounts
Balance at December 31, 2018	$2,272
Additions	1,877
Reductions	(762)
Recoveries	(746)
Balance at December 31, 2019	2,641
Additions	1,869
Reductions	(114)
Recoveries	(1,573)
Balance at December 31, 2020	2,823
Additions	907
Reductions	(759)
Recoveries	(962)
Balance at December 31, 2021	$2,009

The following tables represent gross charges before estimates for payor disallowances and patient non-payments, by major payor classification and by aging categories reduced by implicit price concessions and allowance for doubtful accounts to accounts receivable, net as of December 31, 2021 and 2020, respectively:

December 31, 2021
(in thousands)	0-60 Days	61-120 Days	121-180 Days	Over 180 Days	Total
Patient Care
Commercial insurance (excluding Medicare and Medicaid Managed Care)	$50,397	$12,559	$6,512	$11,869	$81,337
Private pay	938	392	284	121	1,735
Medicaid	15,595	3,404	1,698	4,135	24,832
VA	4,345	868	517	453	6,183
Non-Medicare	71,275	17,223	9,011	16,578	114,087
Medicare	35,354	6,100	3,923	13,651	59,028

Products & Services accounts receivable, before allowance	14,301	5,071	901	1,186	21,459
Gross charges before estimates for implicit price concessions and allowance for doubtful accounts	120,930	28,394	13,835	31,415	194,574
Less estimates for implicit price concessions					(40,507)
Accounts receivable, before allowance					154,067
Allowance for doubtful accounts					(2,009)
Accounts receivable, net					$152,058

December 31, 2020
(in thousands)	0-60 Days	61-120 Days	121-180 Days	Over 180 Days	Total
Patient Care
Commercial insurance (excluding Medicare and Medicaid Managed Care)	$43,069	$10,743	$5,335	$12,316	$71,463
Private pay	850	401	309	281	1,841
Medicaid	13,569	2,705	1,390	3,771	21,435
VA	4,291	692	263	279	5,525
Non-Medicare	61,779	14,541	7,297	16,647	100,264
Medicare	27,572	5,169	2,915	20,585	56,241

Products & Services accounts receivable, before allowance	14,091	4,598	841	1,769	21,299
Gross charges before estimates for implicit price concessions and allowance for doubtful accounts	103,442	24,308	11,053	39,001	177,804
Less estimates for implicit price concessions					(46,385)
Accounts receivable, before allowance					131,419
Allowance for doubtful accounts					(2,823)
Accounts receivable, net					$128,596

Note E — Inventories
Our inventories are comprised of the following:

	As of December 31,
(in thousands)	2021	2020
Raw materials	$22,759	$19,716
Work in process	15,807	12,040
Finished goods	48,896	44,673
Total inventories	$87,462	$76,429
Note F — Property, Plant, and Equipment, Net
Property, plant, and equipment, net were comprised of the following:

	As of December 31,
(in thousands)	2021	2020
Land	$454	$454
Buildings	3,031	3,044
Furniture and fixtures	14,737	15,079
Machinery and equipment	27,429	25,759
Equipment leased to third parties under operating leases	35,408	40,137
Leasehold improvements	149,337	139,322
Computers and software	83,641	80,790
Total property, plant, and equipment, gross	314,037	304,585
Less: accumulated depreciation and amortization	(231,603)	(219,712)
Total property, plant, and equipment, net	$82,434	$84,873
Total depreciation expense was approximately $26.9 million, $28.2 million, and $30.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The following table summarizes our investment in equipment leased to third parties under operating leases:

	As of December 31,
(in thousands)	2021	2020
Program equipment	$35,408	$40,137
Less: Accumulated depreciation	(22,826)	(25,430)
Net book value	$12,582	$14,707
Note G — Acquisitions
2021 Acquisition Activity
During 2021, we completed the following acquisitions of O&P clinics with the intention of expanding the geographic footprint of our patient care offerings through the acquisitions of these high quality O&P providers. None of the acquisitions were individually material to our financial position, results of operations, or cash flows.
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
•In the fourth quarter of 2021, we completed the acquisitions of all the outstanding equity interests of eight O&P businesses for total consideration of $53.1 million, of which $40.8 million was cash consideration, net of cash acquired, and $12.3 million was issued in the form of notes to shareholders at fair value.
The notes issued to shareholders are unsecured and payable in installments over a period of 2 to 5 years.
We accounted for these transactions under the acquisition method of accounting and have reported the results of operations of each acquisition as of the respective dates of the acquisitions. We based the estimated fair values of intangible assets on an income approach utilizing the excess earnings method for customer relationships. The income approach utilizes management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions. Other significant judgments used in the valuation of tangible assets acquired in the acquisition include estimated selling price of inventory and estimated replacement cost for acquired property, plant, and equipment. For all other assets acquired and liabilities assumed, the fair value reflects the carrying value of the asset or liability due to their short maturity. We recorded the excess of the fair value of the consideration transferred in the acquisitions over the fair value of net assets acquired was recorded as goodwill. The goodwill reflects our expectations of favorable future growth opportunities, anticipated synergies through the scale of our O&P operations, and the assembled workforce. We expect that the majority of the goodwill acquired in the first quarter of 2021, which has been assigned to our Patient Care reporting unit, will not be deductible for federal income tax purposes. We expect that substantially all of the goodwill acquired in the second, third, and fourth quarters of 2021, which has been assigned to our Patient Care reporting unit, will be deductible for federal income tax purposes.
Acquisition-related costs are included in general and administrative expenses in our consolidated statements of operations. Total acquisition-related costs incurred during the years ended December 31, 2021 and 2020 were $2.1 million and $0.9 million, respectively, which includes those costs for transactions that are in progress or not completed during the respective period. Acquisition-related costs incurred for acquisitions completed during the years ended December 31, 2021 and 2020 were $1.6 million and $0.6 million, respectively.

We have not presented pro forma combined results for these acquisitions because the impact on previously reported statements of operations would not have been material individually or in the aggregate.
Purchase Price Allocation
For acquisitions that occurred after the second quarter of 2021, we have performed a preliminary valuation analysis of the fair market value of the assets acquired and liabilities assumed in the acquisitions. The final purchase price allocations will be determined when we have completed and fully reviewed the detailed valuations and could differ materially from the preliminary allocations. The final allocations may include changes in allocations of acquired intangible assets as well as goodwill and other changes to assets and liabilities, including deferred taxes. The estimated useful lives of acquired intangible assets are also preliminary. We have finalized the purchase price allocation within the measurement period for acquisitions that have been completed prior to the third quarter of 2020.

The aggregate purchase price of these acquisitions was allocated on a preliminary basis as follows:

(in thousands)
Cash paid, net of cash acquired	$79,927
Issuance of Seller Notes at fair value	22,706
Additional consideration, net	1,925
Aggregate purchase price	104,558

Accounts receivable	6,569
Inventories	4,683
Customer relationships (Weighted average useful life of 5.0 years)	11,745
Non-compete agreements (Weighted average useful life of 5.0 years)	558
Other assets and liabilities, net	(5,121)
Net assets acquired	18,434
Goodwill	$86,124
Right-of-use assets and lease liabilities related to operating leases recognized in connection with acquisitions completed for the year ended December 31, 2021 was $8.9 million.
2020 Acquisition Activity
During 2020, we completed the following acquisitions of O&P clinics with the intention of expanding the geographic footprint of our patient care offerings through the acquisitions of these high quality O&P providers. None of the acquisitions were individually material to our financial position, results of operations, or cash flows.
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

The changes in the carrying value of goodwill of the Patient Care operating segment for the years ended December 31, 2021 and 2020 are as follows:

(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2019	$660,912	$(428,668)	$232,244
Additions from acquisitions	45,144	—	45,144
Measurement period adjustments (1)	(165)	—	(165)
Balance at December 31, 2020	705,891	(428,668)	277,223
Additions from acquisitions	86,124	—	86,124
Measurement period adjustments (2)	207	—	207
Balance at December 31, 2021	$792,222	$(428,668)	$363,554
(1) Measurement period adjustments relate to 2020 and prior years acquisitions of approximately $(0.2) million and are primarily attributable to adjustments to the preliminary allocations of acquired assets.
(2) Measurement period adjustments relate to 2021 and prior years acquisitions of approximately $0.2 million and are primarily attributable to adjustments to the preliminary allocations of acquired assets.
As of December 31, 2017, goodwill of approximately $139.3 million within the Products and Services operating segment was impaired in full.
See Note G - “Acquisitions” within these consolidated financial statements for details surrounding goodwill acquired during the years ended December 31, 2021 and 2020.
As of October 1, 2021 and 2019, we performed a qualitative assessment of goodwill impairment for the Patient Care reporting unit, which resulted in our determination that it was more likely than not that the carrying value of the reporting unit was less than its fair value. As of October 1, 2020, we performed a quantitative assessment of goodwill impairment for the Patient Care reporting unit, which resulted in our determination that it was more likely than not that the carrying value of the reporting unit was less than its fair value.
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

The balances related to other intangible assets as of December 31, 2021 and 2020 are as follows:

	As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$28,624	$(9,973)	$—	$18,651
Trade name	255	(202)	—	53
Patents and other intangibles	9,572	(6,501)	—	3,071
Definite-lived intangible assets	38,451	(16,676)	—	21,775
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$47,521	$(16,676)	$(4,953)	$25,892

	As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$16,879	$(5,845)	$—	$11,034
Trade name	255	(176)	—	79
Patents and other intangibles	9,011	(5,810)	—	3,201
Definite-lived intangible assets	26,145	(11,831)	—	14,314
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$35,215	$(11,831)	$(4,953)	$18,431
The fair value of acquired customer list intangibles is estimated using an excess earnings model. Key assumptions utilized in the valuation model include pro-forma projected cash flows adjusted for market-participant assumptions, forecasted customer retention rates, and discount rates. Existing customer intangibles are amortized using the straight-line method over an estimated useful life of four to ten years. The fair value of non-compete agreements are estimated at management’s discretion using a discounted cash flow model or using potential loss exposure of acquired clinicians based on an average amount of revenue generated by clinicians utilizing internal data. Due to the inherent judgmental nature of these assumptions, management will perform a sensitivity analysis on an acquisition by acquisition basis, considering the facts and circumstances of each acquisition. The related intangible assets are amortized, using the straight-line method, over their contractual term which ranges from two to twelve years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to nineteen years. The fair value associated with trade names is estimated using the relief-from-royalty method with the primary assumptions being the royalty rate and expected revenues associated with the trade names. These assets, some of which have indefinite lives, are primarily included in the Products & Services segment. Indefinite-lived trade name intangible assets are assessed for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There was no impairment on our indefinite-lived trade name for the years ended December 31, 2021, 2020, and 2019, respectively. Trade name intangible assets with definite lives are amortized over their estimated useful lives of up to ten years.
Amortization expense related to other intangible assets was approximately $4.9 million, $6.0 million, and $5.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Estimated aggregate amortization expense for definite-lived intangible assets for each of the next five years ended December 31, and thereafter is as follows:

(in thousands)
2022	$6,307
2023	6,045
2024	4,554
2025	3,366
2026	1,500
Thereafter	3
Total	$21,775
Note I — Other Current Assets and Other Assets
Other current assets consist of the following:

	As of December 31,
(in thousands)	2021	2020
Non-trade receivables	$7,725	$6,063
Prepaid maintenance	4,553	2,942
Prepaid insurance	510	266
Other prepaid assets	3,748	3,086
Total other current assets	$16,536	$12,357
Non-trade receivables primarily relate to vendor rebate receivables, tenant improvement allowance receivables under previous lease accounting guidance, and other non-trade receivables. Prepaid maintenance primarily relates to prepaid software and hardware maintenance and software license fees. Prepaid insurance is for product and general liability insurance. Other prepaid assets includes future rent expense paid in advance of the rental period, employer’s portion of health savings accounts, board member fees, tax and accounting services, unit commitments to fulfill our obligation with one of our product suppliers, education and training for our annual Hanger LIVE event generally held in the first quarter of each fiscal year, telecommunication, broker fees, and other miscellaneous prepaid expenses.
Other assets consist of the following:

	As of December 31,
(in thousands)	2021	2020
Implementation costs for cloud computing arrangements	$6,459	$4,811
Cash surrender value of company-owned life insurance	4,471	3,973
Finance lease right-of-use assets	2,732	3,016
Deposits	2,178	2,144
Non-trade receivables	1,172	1,274
Other	933	516
Total other assets	$17,945	$15,734
Implementation costs for cloud computing arrangements relate to capitalized costs of our new financial and supply chain systems. The cash surrender value of company-owned life insurance (“COLI”) funded our Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”) at December 31, 2021 and December 31, 2020. See Note Q - “Employee Benefits” for additional information. Finance lease right-of-use assets relate to the recognition of right-of-use assets in connection with finance leases. Deposits primarily relate to security deposits made in connection with property leases. Non-trade receivables primarily relate to estimated receivables due from our various business insurance policies. Other relates to prepaid maintenance fees, prepaid license fees, and revolver facility fees.

Note J — Accrued Expenses and Other Current Liabilities and Other Liabilities
Accrued expenses and other current liabilities consist of:

	As of December 31,
(in thousands)	2021	2020
Patient prepayments, deposits, and refunds payable	$26,475	$27,195
Insurance and self-insurance accruals	8,943	7,651
Accrued sales taxes and other taxes	7,803	9,863
Derivative liability	6,425	7,686
Accrued professional fees	750	1,016
Accrued interest payable	707	440
Other current liabilities	9,296	9,010
Total	$60,399	$62,861
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
Other liabilities consist of:

	As of December 31,
(in thousands)	2021	2020
Supplemental executive retirement plan obligations	$20,779	$21,503
Long-term insurance accruals	7,112	7,326
Derivative liability	4,664	14,388
Deferred payroll taxes	—	5,918
Unrecognized tax benefits	—	5,465
Other	2,285	1,993
Total	$34,840	$56,593
Supplemental executive retirement plan obligations include obligations due on both the Defined Benefit Supplemental Executive Retirement Plan (“DB SERP”) and DC SERP. See Note Q - “Employee Benefits” within these consolidated financial statements. Derivative liability relates to our cash flow hedge; refer to Note O - “Derivative Financial Instruments.” Deferred payroll taxes represents deferred liabilities associated with the CARES Act. Unrecognized tax benefits represent the difference between tax positions that we expect to take, or take on our income tax returns and the benefit we recognize on our financial statements. Other includes asset retirement obligations, which is the liability to return a leased building to the state before it was occupied, fair market value lease differential liability, and other long-term accrued expenses.

Note K — Income Taxes
Components of provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$(4,937)	$(16,986)	$5,461
State	483	192	719
Total current	(4,454)	(16,794)	6,180
Deferred:
Federal	4,065	15,169	1,803
State	1,547	2,263	(5,029)
Total deferred	5,612	17,432	(3,226)
Total provision for income taxes	$1,158	$638	$2,954
A reconciliation of the federal statutory tax rate to our effective tax rate applicable to continuing operations is as follows:

	Years Ended December 31,
	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes	5.3%	4.5%	6.0%
Research and development credits	(17.2)%	(28.0)%	—%
Change in uncertain tax positions	(6.3)%	6.9%	0.2%
Tax benefit from net operating loss carryback	—%	(10.2)%	—%
Permanent items	1.4%	5.4%	2.3%
State tax rate change effect on deferred balance	(0.8)%	1.7%	—%
Other tax credits	(0.2)%	(0.1)%	(0.1)%
Tax audit adjustments	(0.1)%	—%	0.9%
Change in valuation allowance	—%	—%	(22.5)%
Other	(0.4)%	0.4%	1.9%
Tax provision	2.7%	1.6%	9.7%

The significant components of our deferred tax assets and liabilities are presented in the following table:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets:
Lease liabilities	$40,389	$35,801
Research and development credits	13,332	9,637
Accrued expenses	13,260	15,611
Provision for doubtful accounts and implicit price concessions	12,154	13,291
Deferred benefit plan compensation	8,316	11,199
Net operating loss carryforwards	7,714	8,907
Inventory reserves	3,425	2,945
Share-based compensation	2,998	3,437
Refund liabilities	2,169	2,518
Other	2,857	3,378
Deferred tax assets	106,614	106,724
Less: Valuation allowance	(2,075)	(2,112)
Total deferred tax assets	104,539	104,612
Deferred tax liabilities:
Lease assets	37,095	32,069
Goodwill	12,116	9,368
Property, plant, and equipment	6,731	7,198
Prepaid expenses	3,103	1,100
Total deferred tax liabilities	59,045	49,735
Net deferred tax assets	$45,494	$54,877
We provide a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have $1.6 million and $4.6 million of U.S. federal net operating loss carryforwards available as of December 31, 2021 and 2020, respectively. We have $139.1 million and $153.0 million of state net operating loss carryforwards available as of December 31, 2021 and 2020, respectively. These carryforwards will be used to offset future income but may be limited by the change in ownership rules in Section 382 of the Internal Revenue Code. These net operating loss carryforwards will expire in varying amounts through 2041.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2021 and 2020, we have recorded a valuation allowance of approximately $2.1 million related to various state jurisdictions. In our assessment of the valuation allowance, we consider a number of types of evidence on a taxing jurisdiction and legal entity basis in each reporting period, including the nature, frequency, and severity of current and cumulative financial reporting income and losses, sources of future taxable income, future reversals of existing taxable temporary differences, and prudent and feasible tax planning strategies, weighted by objectivity. The Company’s valuation allowance position in 2021 has not changed based on assessment of all available positive and negative evidence.
The following schedule presents the activity in the valuation allowance:

(in thousands) Year	Balance at Beginning of Year	Acquisitions	Provision	Released	Balance at End of Year
2021	$2,112	$—	$(37)	$—	$2,075
2020	$2,065	$—	$47	$—	$2,112
2019	$8,930	$—	$238	$7,103	$2,065

A reconciliation of our liability for unrecognized tax benefits is as follows:

(in thousands)	2021	2020	2019
Unrecognized tax benefits, at beginning of the year	$6,896	$4,331	$4,765
Additions for tax positions related to the current year	1,489	1,026	247
Increase related to prior year positions	546	1,891	—
Decrease related to prior year positions	(400)	(352)	(337)
Decrease for lapse of applicable statute of limitations	(3,979)	—	(344)
Unrecognized tax benefits, at end of the year	$4,552	$6,896	$4,331
As of December 31, 2021, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $4.6 million. During the year ended December 31, 2021, we released $4.0 million of unrecognized tax benefits and $1.3 million of interest expense due to lapse of statute of limitations for the applicable tax years. We do not anticipate further significant release of unrecognized tax benefits within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2021, 2020, and 2019, the amount of accrued interest and penalties was approximately $0.0 million, $1.2 million, and $1.0 million, respectively.
We are subject to income tax in the U.S. federal, state, and local jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2017. However, due to net operating loss carryforwards, tax authorities have the ability to adjust those net operating losses related to closed years. We believe the ultimate resolution of income tax examinations will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.
For the year ended December 31, 2020, we completed a formal study to identify qualifying research and development expenses resulting in the recognition of tax benefits of $3.3 million, net of tax reserves, related to 2020 and $6.1 million, net of tax reserves, relating to the prior years. For the year ended December 31, 2021, we recorded a federal tax benefit of $4.3 million, net of tax reserves, as a deferred tax asset.
Note L — Leases
The information pertaining to leases on the consolidated balance sheet is as follows:

		As of December 31,
(in thousands)	Classification	2021	2020
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$144,491	$124,741
Finance lease right-of-use assets	Other assets	2,732	3,016
Total lease assets		$147,223	$127,757
Liabilities
Current
Operating	Current portion of operating lease liabilities	$33,438	$35,002
Finance	Current portion of long-term debt	739	707
Noncurrent
Operating	Operating lease liabilities	124,016	104,589
Finance	Long-term debt, less current portion	2,177	2,472
Total lease liabilities		$160,370	$142,770

The components of lease cost recognized in the consolidated statement of operations are as follows:

	For the Years Ended
(in thousands)	2021	2020
Operating lease cost	$48,130	$47,242
Finance lease cost
Amortization of right-of-use assets	750	615
Interest on lease liabilities	117	99
Sublease income	(157)	(248)
Short-term lease cost	862	472
Variable lease cost	5,755	5,590
Total lease cost	$55,457	$53,770
Maturities of our lease liabilities, by year and in the aggregate, under operating and financing obligations with terms of one year or more at December 31, 2021 are as follows:

(in thousands)	Finance Leases	Operating Leases	Total Leases
2022	$835	$42,754	$43,589
2023	777	35,346	36,123
2024	741	26,853	27,594
2025	572	19,179	19,751
2026	215	13,082	13,297
Thereafter	—	52,826	52,826
Total lease payments	3,140	190,040	193,180
Imputed interest	(224)	(32,586)	(32,810)
Total	$2,916	$157,454	$160,370
The lease term and discount rates are as follows:

	December 31,
	2021	2020
Weighted average remaining lease term (years)
Operating leases	6.69	5.91
Finance leases	4.01	4.72
Weighted average discount rate
Operating leases	4.59%	5.16%
Finance leases	3.87%	4.03%

Supplemental cash flow information related to leases is as follows:

	For the Years Ended December 31,
(in thousands)	2021	2020
Cash flows for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50,497	$44,814
Operating cash flows from finance leases	104	99
Financing cash flows from finance leases	832	556
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	52,937	49,380
Finance leases	477	2,393
Right-of-use assets acquired and lease liabilities assumed in acquisitions	8,968	5,469
Note M — Debt and Other Obligations
Debt consists of the following:

(in thousands)	As of December 31, 2021	As of December 31, 2020
Debt:
Term Loan B	$486,063	$491,113
Seller Notes	29,812	11,510
Deferred payment obligation	4,000	4,000
Finance lease liabilities and other	3,344	3,869
Total debt before unamortized discount and debt issuance costs	523,219	510,492
Unamortized discount and debt issuance costs, net	(5,974)	(7,395)
Total debt	517,245	503,097

Current portion of long-term debt:
Term Loan B	5,050	5,050
Seller Notes	8,969	4,060
Finance lease liabilities and other	919	975
Total current portion of long-term debt	14,938	10,085
Long-term debt	$502,307	$493,012
Refinancing of Credit Agreement and Term B Borrowings
On March 6, 2018, we entered into a $605.0 million Senior Credit Facility (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025. Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.7 million as of December 31, 2021. We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility. In connection with the Credit Agreement, we paid debt issuance costs of approximately $6.8 million.

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
In March 2020, we borrowed $79.0 million under our revolving credit facility, which was due in March 2023. In June 2020, we repaid $57.0 million in borrowings under this revolving credit facility, and in September 2020, we repaid the remaining $22.0 million in borrowings under the facility. We had approximately $129.3 million in available borrowing capacity under our $135.0 million revolving credit facility as of December 31, 2021.
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
Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. For the years ended December 31, 2021 and 2020, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 3.6% and 4.1%, respectively. We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note O - “Derivative Financial Instruments.”
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
On November 23, 2021, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”) among us, the subsidiary guarantors party thereto, the revolving lenders party thereto and Bank of America, N.A., as agent (the “Agent”), which amends the Credit Agreement, dated as of March 6, 2018, among us, the lenders from time to time party thereto and the Agent (as amended by the First Amendment to Credit Agreement dated as of May 4, 2020, the “Existing Credit Agreement”; the Existing Credit Agreement as amended by the Second Amendment, the “Credit Agreement”).
The Second Amendment revises certain provisions of the Existing Credit Agreement to, among other things, (i) increase the aggregate amount of the revolving loan commitments by $35 million to an aggregate total amount of $135 million, (ii) extend the scheduled maturity date of the revolving loan facility to November 23, 2026 (subject to a springing maturity if the term loans outstanding under the Existing Credit Agreement are not repaid prior to the date that is 91 days prior to the stated maturity thereof), (iii) decrease the applicable margin on LIBOR and base rate revolving loan borrowings by 0.75% per annum, (iv) decrease the LIBOR interest rate floor in respect of revolving loan borrowings to 0.00% per annum, (v) decrease the revolving loan facility commitment fee to 0.30% per annum, (vi) increase the maximum allowable leverage ratio for covenant purposes such that the maximum consolidated first lien net leverage ratio shall be up to (a) 5.00 to 1.00 for the fiscal quarters ending December 31, 2021, March 31, 2022, June 30, 2022, and September 30, 2022 and (b) 4.75 to 1.00 for the fiscal quarter ending December 31, 2022 and the last day of each fiscal quarter thereafter, and (vii) permit, at our election and up to three times during the term of the Credit Agreement, the maximum allowable leverage ratio for covenant purposes to be temporarily increased by an additional 0.50 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions. We capitalized debt issuance costs of $0.6 million in connection with the Second Amendment, which were recorded in Other assets.
We were in compliance with all covenants at December 31, 2021.
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
Seller Notes and the Deferred Payment Obligation
We typically issue subordinated promissory notes (“Seller Notes”) as a part of the consideration transferred when making acquisitions.  The Seller Notes are unsecured and are presented net of unamortized discount of $0.9 million as of December 31, 2021 and 2020.  We measure these instruments at their estimated fair values as of the respective acquisition dates.  The stated interest rates on these instruments range from 2.50% to 3.00%.  Principal and interest are payable in quarterly or annual installments and mature through November 2026.

Amounts due under the deferred payment obligation to the former shareholders of an acquired O&P business are unsecured and presented net of unamortized discount of $0.4 million and $0.5 million as of December 31, 2021 and December 31, 2020, respectively. The deferred payment obligation was measured at its estimated fair value as of the acquisition date and accrues interest at a rate of 3.0%. Principal and interest payments under the deferred payment obligation are due in annual installments beginning in 2024 and for three years thereafter.
Scheduled Maturities of Total Debt
Scheduled maturities of debt at December 31, 2021 were as follows:

(in thousands)
2022	$15,281
2023	15,243
2024	14,703
2025	474,246
2026	2,603
Thereafter	1,143
Total debt before unamortized discount and debt issuance costs, net	523,219
Unamortized discount and debt issuance costs, net	(5,974)
Total debt	$517,245
Note N — Fair Value Measurements
Financial Instruments
The carrying value of our outstanding term loan as of December 31, 2021 (excluding unamortized discounts and debt issuance costs of $5.1 million) was $486.1 million compared to its fair value of $484.8 million. The carrying value of our outstanding term loan as of December 31, 2020 (excluding unamortized discounts and debt issuance costs of $6.5 million) was $491.1 million compared to its fair value of $489.9 million.  Our estimates of fair value are based on a discounted cash flow model and an indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.
We have interest rate swap agreements designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement. See Note M - “Debt and Other Obligations” and Note O - “Derivative Financial Instruments” for further information.
We believe that the carrying value of the Seller Notes and the deferred payment obligation approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement. The carrying value of our outstanding Seller Notes and the deferred payment obligation issued in connection with past acquisitions as of December 31, 2021 and December 31, 2020 was $32.9 million and $14.6 million, respectively, net of unamortized discounts of $0.9 million.
Note O — Derivative Financial Instruments
Cash Flow Hedges of Interest Rate Risk
In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million, at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024. As of December 31, 2021 and December 31, 2020, our swaps, had a notional value outstanding of $287.5 million and $300.0 million, respectively.

Changes in Net Loss on Cash Flow Hedges Included in Accumulated Other Comprehensive Loss
The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the years ended December 31, 2021 and 2020:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2019	$(10,137)
Unrealized loss recognized in other comprehensive income, net of tax	(13,230)
Reclassification to interest expense, net of tax	6,596
Balance as of December 31, 2020	$(16,771)
Unrealized gain recognized in other comprehensive income, net of tax	400
Reclassification to interest expense, net of tax	7,867
Balance as of December 31, 2021	$(8,504)
The following table presents the fair value of derivative liabilities within the consolidated balance sheets as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021		As of December 31, 2020
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	$—	$6,425	$—	$7,686
Other liabilities	—	4,664	—	14,388
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
As of December 31, 2021, approximately 1.1 million shares were available for future issuance under the 2019 Plan. The available shares consisted of (a) 2.0 million shares of common stock originally authorized for issuance under the amended 2019 Plan, plus (b) 0.2 million shares rolled forward from the 2016 Plan, plus (c) 0.3 million shares forfeited and added back to the pool, less (d) 1.4 million shares issued for awards. In 2021, shares issued under equity plans were issued from authorized and unissued shares.
For the years ended December 31, 2021, 2020, and 2019, we recognized share-based compensation expense of approximately $12.3 million, $18.4 million, and $13.4 million. Share-based compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and options.

Restricted Stock Units
The summary of restricted stock units, performance-based stock units, and weighted average grant date fair values are as follows:

	Employee Service-Based Awards		Employee Performance-Based Awards		Director Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	1,164,224	$16.32	599,484	$17.82	55,752	$20.10
Granted	427,851	21.81	523,972	25.95	70,623	17.07
Vested	(489,026)	14.18	(541,923)	24.36	(55,752)	20.09
Forfeited	(21,289)	18.97	(260,852)	19.29	—	—
Nonvested at December 31, 2020	1,081,760	18.90	320,681	18.86	70,623	17.07
Granted	462,316	23.28	121,809	23.66	49,356	25.53
Vested	(433,499)	17.55	(132,095)	17.47	(70,623)	17.07
Forfeited	(91,370)	20.88	—	—	—	—
Nonvested at December 31, 2021	1,019,207	$21.28	310,395	$21.61	49,356	$25.53
During the years ended December 31, 2021, 2020, and 2019, approximately 0.6 million, 1.1 million, and 0.6 million of restricted common stock units with an intrinsic value of $15.1 million, $21.3 million, and $12.3 million, respectively, became fully vested. As of December 31, 2021, total unrecognized compensation expense related to unvested restricted stock units and unvested performance based restricted stock units for which we have concluded the performance condition was probable of achievement was approximately $18.5 million and the related weighted-average period over which it is expected to be recognized is approximately 2.4 years. The aggregate granted units have vesting dates through June 2022. The 2021, 2020, and 2019 aggregate grants had total estimated grant date fair values of $15.7 million, $24.1 million, and $12.9 million, respectively.
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
In November 2019, the special equity grant was amended by adjusting the calculation of the CAGR of our common stock price from the third anniversary of the grant date to the average closing price for the 25 trading days ending on and including the last day of the three year performance period (i.e., May 18, 2020). This adjustment was considered a modification per ASC 718, Compensation - Stock Compensation, and therefore, any incremental fair value arising from the modification of an award with market conditions would be recognized over the remaining service period. The valuation concluded there was an additional $34.0 thousand in incremental fair value that will be expensed ratably over the remainder of the service period.
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

Performance-based restricted stock units were granted on March 9, 2020. The grants were made prior to knowing the impact of the COVID-19 pandemic on the company’s business and industry. The stock units would only be earned if we achieved the adjusted earnings per share (“Adjusted EPS”) performance goal for 2020. If earned, they would vest 25% annually over four years on the anniversary of the grant date, commencing on the first anniversary. In November 2020, the performance-based grant was amended by adjusting the Adjusted EPS performance goal for these awards to reflect our July 2020 revised financial forecast for the year, which gave consideration to the challenges we faced during the first half of the year and the expected performance for the remainder of the year, taking into account the expected impact of the COVID-19 pandemic. In addition, it also reduced the number of shares the participants could receive pursuant to their previously granted awards to 85% of the original target number.
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
The summary of option activity and weighted average exercise prices are as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	523,105	$12.77	$7,762,878
Granted	—	—
Terminated	—	—
Exercised	(7,193)	12.77
Outstanding at December 31, 2020	515,912	12.77	4,756,709	5.6
Granted	—	—
Terminated	—	—
Exercised	(240,129)	12.77
Outstanding at December 31, 2021	275,783	$12.77	$1,478,197	5.4
At December 31, 2021, 0.3 million options were outstanding but not yet exercisable with a weighted average exercise price of $12.77, average remaining contractual terms of 5.4 years and aggregate intrinsic values of approximately $1.5 million. At December 31, 2020, 0.5 million options were outstanding but not yet exercisable with a weighted average exercise price of $12.77, average remaining contractual terms of 5.6 years and aggregate intrinsic values of approximately $4.8 million.
Note Q — Employee Benefits
Savings Plan
We maintain a 401(k) Savings and Retirement plan that covers all of our employees. Under the plan, employees may defer a portion of their compensation up to the levels permitted by the Internal Revenue Service. We recorded matching contributions of approximately $7.0 million, $6.5 million, and $6.1 million under this plan during 2021, 2020, and 2019, respectively, which were included within “Personnel costs” and “General and administrative expenses” in our consolidated statements of operations.
Defined Benefit Supplemental Executive Retirement Plan
Effective January 2004, we implemented an unfunded noncontributory DB SERP for certain senior executives. The DB SERP, which we administer, calls for fifteen annual payments upon retirement with the payment amount based on years of service and final average salary. Benefit costs and liability balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates, and other factors. We engaged an actuary to calculate the related benefit obligation at December 31, 2021 and 2020 as well as net periodic benefit plan expense for the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021 and 2020, the average remaining service period of plan participants is 7.5 and 8.5 years, respectively. We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods.
The DB SERP’s net benefit obligation is as follows:

Change in Benefit Obligation
(in thousands)
Benefit obligation as of December 31, 2018	$18,927
Service cost	335
Interest cost	658
Payments	(1,913)
Actuarial loss	1,207
Benefit obligation as of December 31, 2019	19,214
Service cost	392
Interest cost	485
Payments	(1,913)
Actuarial loss	1,568
Benefit obligation as of December 31, 2020	19,746
Service cost	493
Interest cost	349
Payments	(1,913)
Actuarial gain	(740)
Benefit obligation as of December 31, 2021	$17,935
The funded status of the DB SERP’s net benefit obligation is as follows:

	December 31,
(in thousands)	2021	2020
Unfunded status	$14,374	$15,125
Unamortized net loss	3,561	4,621
Net amount recognized	$17,935	$19,746

Amounts Recognized in the Consolidated Balance Sheets:
	December 31,
(in thousands)	2021	2020
Current accrued expenses and other current liabilities	$1,913	$1,913
Non-current other liabilities	16,022	17,833
Total accrued liabilities	$17,935	$19,746
We recorded gross actuarial (gains) losses under the DB SERP of approximately $(0.7) million, $1.6 million, and $1.2 million in 2021, 2020, and 2019, respectively, in other comprehensive income (loss). There were no other components such as prior service costs or transition obligations relating to the DB SERP costs recorded within other comprehensive loss during 2021, 2020, or 2019.
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

	2021	2020	2019
Discount rate	2.6%	2.0%	2.9%
Average rate of increase in compensation	3.0%	3.0%	2.5%
At December 31, 2021, the estimated accumulated benefit obligation is $17.9 million. Future payments under the DB SERP are as follows:

(in thousands)
2022	$1,913
2023	1,913
2024	1,913
2025	1,913
2026	1,913
Thereafter	8,370
$17,935
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
As of December 31, 2021 and 2020, the estimated accumulated benefit obligation is $4.8 million and $4.5 million, respectively, of which $4.1 million and $4.0 million is funded and $0.6 million and $0.5 million is unfunded at December 31, 2021 and 2020, respectively.
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
•Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons requiring financial assistance, regardless of age, which may supplement Medicare benefits for persons aged 65 or older requiring financial assistance; and
•U.S. Department of Veterans Affairs.
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
We had no foreign and export sales or assets for the years ended December 31, 2021, 2020, and 2019.
For the Patient Care segment, government reimbursement, comprised of Medicare, Medicaid, and the VA, in the aggregate, accounted for approximately, 58.5%, 57.7%, and 57.5% of their net revenue in 2021, 2020, and 2019, respectively.
Additionally, for the Products & Services segment, no single customer accounted for more than 10% of net revenues in 2021, 2020, or 2019, respectively.
Summarized financial information concerning our reporting segments is shown in the following tables.

	Patient Care			Products & Services
	For the Year Ended December 31,			For the Year Ended December 31,
(in thousands)	2021	2020	2019	2021	2020	2019
Net revenue
Third party	$943,328	$831,603	$905,691	$177,160	$169,547	$192,355
Intersegments	—	—	—	220,792	189,604	203,496
Total net revenue	943,328	831,603	905,691	397,952	359,151	395,851
Material costs
Third party suppliers	248,961	221,566	250,407	105,381	93,844	107,364
Intersegments	38,243	25,818	24,394	182,549	163,786	179,102
Total material costs	287,204	247,384	274,801	287,930	257,630	286,466
Personnel expenses	339,578	302,206	319,633	57,996	48,985	52,592
Other expenses	152,947	115,924	151,140	26,951	24,638	28,178
Depreciation & amortization	19,622	18,892	18,541	7,860	10,173	10,650
Segment income from operations	$143,977	$147,197	$141,576	$17,215	$17,725	$17,965

Purchase of property, plant and equipment	$10,242	$10,607	$16,102	$9,215	$11,040	$2,368
Purchase of therapeutic program equipment leased to third parties under operating leases	$—	$—	$—	$2,280	$3,592	$6,672
A reconciliation of the total of the reportable segment’s income (loss) from operations to consolidated income from operations is as follows:

(in thousands)	2021	2020	2019
Income from operations
Patient Care	$143,977	$147,197	$141,576
Products & Services	17,215	17,725	17,965
Corporate & other	(88,521)	(93,015)	(94,113)
Income from operations	72,671	71,907	65,428
Interest expense, net	28,864	32,445	34,258
Non-service defined benefit plan expense	667	632	691
Income before income taxes	43,140	38,830	30,479
Provision for income taxes	1,158	638	2,954
Net income	$41,982	$38,192	$27,525
A reconciliation of the reportable segment’s net revenue (loss) to consolidated net revenue is as follows:

(in thousands)	2021	2020	2019
Net Revenue
Patient Care	$943,328	$831,603	$905,691
Products & Services	397,952	359,151	395,851
Corporate & other	—	—	—
Consolidating adjustments	(220,792)	(189,604)	(203,496)
Consolidated net revenue	$1,120,488	$1,001,150	$1,098,046

A reconciliation of the reportable segment’s material costs to consolidated material costs is as follows:

(in thousands)	2021	2020	2019
Material costs
Patient Care	$287,204	$247,384	$274,801
Products & Services	287,930	257,630	286,466
Corporate & other	—	—	—
Consolidating adjustments	(220,792)	(189,604)	(203,496)
Consolidated material costs	$354,342	$315,410	$357,771
A reconciliation of the reportable segment’s purchase of property, plant and equipment to consolidated purchase of property, plant and equipment, including purchases of therapeutic program equipment leased to third parties under operating leases, is as follows:

(in thousands)	2021	2020	2019
Purchase of property, plant and equipment and therapeutic program equipment leased to third parties under operating leases
Patient Care	$10,242	$10,607	$16,102
Products & Services
Property, plant and equipment	9,215	11,040	2,368
Therapeutic program equipment leased to third parties under operating leases	2,280	3,592	6,672
Corporate & other	3,122	2,853	7,963
Total consolidated purchase of property, plant and equipment and therapeutic program equipment leased to third parties under operating leases	$24,859	$28,092	$33,105
A reconciliation of the total of the reportable segment’s assets to consolidated assets is as follows:

(in thousands)	2021	2020
Assets
Patient Care	$705,614	$578,319
Products & Services	133,075	121,564
Corporate & other	159,450	250,868
Total consolidated assets	$998,139	$950,751
Note T — Subsequent Events
During the first quarter of 2022 to date, we completed the acquisition of one O&P business for a total purchase price of $5.0 million. Total consideration transferred for this acquisition is comprised of $4.0 million in cash consideration, $1.0 million in the form of notes to the former shareholders. Due to the proximity in time of this transaction to the filing of this Form 10-K, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets purchased and liabilities assumed in the acquisition. Acquisition-related expenses related to this transaction were not material.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.
PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which is included in Part II, Item 8 of this annual report.

Changes in Internal Control over Financial Reporting
We are implementing an enterprise resource planning (“ERP”) system using a phased approach, and transitioned from our prior corporate financial systems to the new ERP system in the third quarter of 2021. In connection with the implementation, we modified the design and documentation of certain internal control processes and procedures as necessary. We will continue to evaluate each phase’s effect on our internal controls over financial reporting.
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The information in the sections titled “Proposal 1: Election of Directors,” “Corporate Governance Matters,” “Principal Stockholders,” and, if necessary, “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2022 (the “2022 Proxy Statement”) is incorporated by reference herein. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Corporate Governance and Nominating Committee,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information in the section titled “Principal Stockholders” in the 2022 Proxy Statement is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information in the section titled “Corporate Governance Matters” in the 2022 Proxy Statement is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information in the section titled “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement is incorporated by reference herein.

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
4.3
Second Amendment to Credit Agreement, dated as of November 23, 2021, among Hanger, Inc., the subsidiary guarantors party thereto, the revolving lenders party thereto and Bank of America, N.A., as agent. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 9, 2021.)

4.4	Description of Registrant’s Securities (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.)
10.1	Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2011 (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)*
10.2	Hanger Orthopedic Group, Inc. 2010 Omnibus Incentive Plan. (Incorporated herein by reference to Annex A to Registrant’s Proxy Statement, dated April 2, 2010, relating to the Registrant’s Annual Meeting of Stockholders held on May 13, 2010.)*
10.3	Form of Restricted Stock Agreement for Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.4	Form of Restricted Stock Agreement for Executives. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.5	Form of Restricted Stock Agreement for Employees. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.6	Form of Non-Employee Director Non-Qualified Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.7	Form of Executive Non-Qualified Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*

10.8	Form of Non-Qualified Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.9	Second Amended and Restated Employment Agreement, dated as of March 19, 2019, between Thomas E. Hartman and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 8-K filed by the Registrant on March 20, 2019.)*
10.10	Third Amended and Restated Employment Agreement, dated March 19, 2019, by and between Vinit K. Asar and Hanger, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 20, 2019.)*
10.11	Defined Contribution Supplemental Retirement Plan, dated May 1, 2013. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registration on May 13, 2013.)*
10.12	Amended and Restated Employment Agreement, dated March 19, 2019, by and between Samuel M. Liang and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 20, 2019.)*
10.13	Amended and Restated Employment Agreement, dated March 19, 2019, by and between Thomas E. Kiraly and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 20, 2019.)*
10.14	Assignment of Employment Agreement, effective March 1, 2017, by and among Hanger Prosthetics & Orthotics, Inc., Hanger, Inc. and Vinit K. Asar. (Incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2014.)*
10.15	Assignment of Employment Agreement, effective March 1, 2017, by and among Hanger Prosthetics & Orthotics, Inc., Hanger, Inc. and Thomas E. Kiraly. (Incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2014.)*
10.16	Hanger, Inc. 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*
10.17	Form of Executive Non-Qualified Stock Option Agreement under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*
10.18	Form of Non-Qualified Stock Option Agreement under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*
10.19	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*
10.20	Form of Restricted Stock Unit Agreement for Executives under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*
10.21	Form of Restricted Stock Unit Agreement for Employees under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*
10.22	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*
10.23	Hanger, Inc. 2017 Special Equity Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 23, 2017.)*
10.24	Form of Non-Qualified Stock Option Agreement for Executives under the 2017 Special Equity Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 23, 2017.)*
10.25	Form of Non-Qualified Stock Option Agreement for Employees under the 2017 Special Equity Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 23, 2017.)*
10.26	Form of Performance Share Unit Agreement for Executives under the 2017 Special Equity Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 23, 2017.)*
10.27	Form of Performance Share Unit Agreement for Employees under the 2017 Special Equity Plan. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 23, 2017.)*
10.28	Hanger, Inc. 2019 Omnibus Incentive Plan. (Incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders.)*

10.29	Form of Restricted Stock Unit Agreement for Employees under the 2019 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form S-8 filed by the Registrant on May 20, 2019.)*
10.30	Form of Non-Qualified Stock Unit Agreement for Employees under the 2019 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form S-8 filed by the Registrant on May 20, 2019.)*
10.31	Form of Performance Share Unit Agreement for Executives under the 2019 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Current Report on Form S-8 filed by the Registrant on May 20, 2019.)*
10.32	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Current Report on Form S-8 filed by the Registrant on May 20, 2019.)*
10.33	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2019 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 4.8 to the Registrant’s Current Report on Form S-8 filed by the Registrant on May 20, 2019.)*
10.34	Amended and Restated Employment Agreement, dated March 11, 2019, by and between Scott Ranson and Hanger, Inc. (Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Current Annual Report on Form 10-K filed by the Registrant on March 14, 2019.)*
10.35	Form of Employment Agreement by and between certain executive officers and Hanger, Inc. (Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Current Annual Report on Form 10-K filed by the Registrant on March 14, 2019.)*
10.36	Employment Agreement, dated November 2, 2020, between Peter A. Stoy and Hanger, Inc. (Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Current Annual Report on Form 10-K filed by the Registrant on March 1, 2020.)*
21	List of Subsidiaries of the Registrant. (Filed herewith.)
23	Consent of Independent Registered Public Accounting Firm (Filed herewith.)
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
101.INS	XBRL Instance Document. (Filed herewith.)
101.SCH	XBRL Taxonomy Extension Schema. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.)
__________________________
*    Management contract or compensatory plan
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER, INC.
Dated: February 28, 2022	By:	/s/ VINIT K. ASAR
Vinit K. Asar Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 28, 2022	/s/ VINIT K. ASAR
Vinit K. Asar Chief Executive Officer and Director (Principal Executive Officer)

Dated: February 28, 2022	/s/ THOMAS E. KIRALY
Thomas E. Kiraly Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: February 28, 2022	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams Vice President - Chief Accounting Officer (Principal Accounting Officer)

Dated: February 28, 2022	/s/ ASIF AHMAD
Asif Ahmad Director

Dated: February 28, 2022	/s/ CHRISTOPHER B. BEGLEY
Christopher B. Begley Director

Dated: February 28, 2022	/s/ JOHN T. FOX
John T. Fox Director

Dated: February 28, 2022	/s/ THOMAS C. FREYMAN
Thomas C. Freyman Director

Dated: February 28, 2022	/s/ STEPHEN E. HARE
Stephen E. Hare Director

Dated: February 28, 2022	/s/ MARK M. JONES
Mark M. Jones Director

Dated: February 28, 2022	/s/ CYNTHIA L. LUCCHESE
Cynthia L. Lucchese Director

Dated: February 28, 2022	/s/ RICHARD R. PETTINGILL
Richard R. Pettingill Director

Dated: February 28, 2022	/s/ KATHRYN M. SULLIVAN
Kathryn M. Sullivan Director