Form 10-Q
period 2022-03-31
HANGER, INC.
filed 2022-05-04
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 27, 2022, the registrant had 39,029,037 shares of its Common Stock outstanding.

ii

PART 1.    FINANCIAL INFORMATION

HANGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value and share amounts)
(Unaudited)

	As of March 31,	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$37,423	$61,692
Accounts receivable, net	139,617	152,058
Inventories	83,288	87,462
Income taxes receivable	548	581
Other current assets	18,527	16,536
Total current assets	279,403	318,329
Non-current assets:
Property, plant, and equipment, net	80,906	82,434
Goodwill	367,914	363,554
Other intangible assets, net	25,032	25,892
Deferred income taxes	45,743	45,494
Operating lease right-of-use assets	141,820	144,491
Other assets	18,844	17,945
Total assets	$959,662	$998,139
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,535	$14,938
Accounts payable	57,969	63,565
Accrued expenses and other current liabilities	58,391	60,399
Accrued compensation related costs	37,232	54,465
Current portion of operating lease liabilities	33,182	33,438
Total current liabilities	200,309	226,805
Long-term liabilities:
Long-term debt, less current portion	500,555	502,307
Operating lease liabilities	121,725	124,016
Other liabilities	28,520	34,840
Total liabilities	851,109	887,968
Commitments and contingencies (Note P)
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 39,204,040 shares issued and 39,061,219 shares outstanding at 2022, and 38,891,438 shares issued and 38,748,617 shares outstanding at 2021	392	389
Additional paid-in capital	373,092	373,644
Accumulated other comprehensive loss	(4,242)	(11,150)
Accumulated deficit	(259,993)	(252,016)
Treasury stock, at cost; 142,821 shares at both 2022 and 2021	(696)	(696)
Total shareholders’ equity	108,553	110,171
Total liabilities and shareholders’ equity	$959,662	$998,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net revenues	$261,287	$237,470
Material costs	85,592	75,170
Personnel costs	101,675	89,880
Other operating costs	36,168	31,498
General and administrative expenses	32,442	30,903
Depreciation and amortization	7,955	7,998
(Loss) income from operations	(2,545)	2,021
Interest expense, net	7,385	7,340
Non-service defined benefit plan expense	160	167
Loss before income taxes	(10,090)	(5,486)
Benefit for income taxes	(2,113)	(2,156)
Net loss	$(7,977)	$(3,330)

Basic and diluted per common share data:
Basic and diluted loss per share	$(0.21)	$(0.09)
Weighted average shares used to compute basic and diluted loss per share	38,802,420	38,268,332
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(7,977)	$(3,330)

Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax provision of $2,058 and $796, respectively	$6,896	$2,512
Unrealized gain on defined benefit plan, net of tax provision of $48 and $19, respectively	12	60
Total other comprehensive income	6,908	2,572
Comprehensive loss	$(1,069)	$(758)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars and share amounts in thousands)
(Unaudited)

	Common Shares	Common Shares, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2021	38,749	$389	$373,644	$(11,150)	$(252,016)	$(696)	$110,171
Net loss	—	—	—	—	(7,977)	—	(7,977)
Share-based compensation expense	—	—	2,903	—	—	—	2,903
Issuance of common stock upon vesting of restricted stock units	324	3	(3)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(3,452)	—	—	—	(3,452)
Total other comprehensive income	—	—	—	6,908	—	—	6,908
Balance, March 31, 2022	39,073	$392	$373,092	$(4,242)	$(259,993)	$(696)	$108,553

	Common Shares	Common Shares, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2020	38,179	$383	$365,503	$(20,215)	$(293,998)	$(696)	$50,977
Net loss	—	—	—	—	(3,330)	—	(3,330)
Share-based compensation expense	—	—	3,179	—	—	—	3,179
Issuance in connection with the exercise of stock options	29	—	366	—	—	—	366
Issuance of common stock upon vesting of restricted stock units	365	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(4,520)	—	—	—	(4,520)
Total other comprehensive income	—	—	—	2,572	—	—	2,572
Balance, March 31, 2021	38,573	$387	$364,524	$(17,643)	$(297,328)	$(696)	$49,244
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities:
Net loss	$(7,977)	$(3,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,955	7,998
Benefit from doubtful accounts	(170)	(211)
Share-based compensation expense	2,903	3,179
Deferred income taxes	(2,466)	(1,795)
Amortization of debt discounts and issuance costs	518	472
Gain on sale and disposal of fixed assets	(228)	(524)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	12,845	11,093
Inventories	4,259	(1,437)
Other current assets and other assets	(2,540)	(3,492)
Income taxes	33	25
Accounts payable	(6,038)	(14,055)
Accrued expenses and other current liabilities	1,328	(1,299)
Accrued compensation related costs	(17,245)	(36,936)
Other liabilities	(1,598)	(1,576)
Operating lease liabilities, net of amortization of right-of-use assets	123	(478)
Changes in operating assets and liabilities:	(8,833)	(48,155)
Net cash used in operating activities	(8,298)	(42,366)
Cash flows used in investing activities:
Purchase of property, plant, and equipment	(4,003)	(6,541)
Acquisitions, net of cash acquired	(4,001)	(19,377)
Purchase of therapeutic program equipment leased to third parties under operating leases	(450)	(395)
Proceeds from sale of property, plant, and equipment	551	796
Net cash used in investing activities	(7,903)	(25,517)
Cash flows used in financing activities:
Payment of employee taxes on share-based compensation	(3,452)	(4,520)
Payment on Seller Notes	(3,087)	(446)
Repayment of term loan	(1,263)	(1,263)
Payments of financing lease obligations	(266)	(265)
Payments under vendor financing arrangements	—	(275)
Proceeds from the exercise of options	—	366
Net cash used in financing activities	(8,068)	(6,403)
Decrease in cash and cash equivalents	(24,269)	(74,286)
Cash and cash equivalents at beginning of period	61,692	144,602
Cash and cash equivalents at end of period	$37,423	$70,316
Non-cash financing and investing activities:

Purchase of property, plant, and equipment in accounts payable at period end	$3,393	$3,458
Seller Notes and other non-cash consideration related to acquisitions	978	4,865
Right-of-use assets obtained in exchange for finance lease obligations	—	82
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
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as previously filed with the Securities and Exchange Commission (the “SEC”).
In our opinion, the information contained herein reflects all adjustments necessary for a fair statement of our results of operations, financial position, and cash flows. All such adjustments are of a normal, recurring nature.  The results of operations for the interim periods are not necessarily indicative of those to be expected for the full year.
A detailed description of our significant accounting policies and management judgments is contained in our 2021 Form 10-K.
Reclassifications
We have reclassified certain amounts in the prior year condensed consolidated financial statements to be consistent with the current year presentation. These relate to immaterial classifications within expense line items in the condensed consolidated statements of operations.
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
During the full year of 2021, we recognized a total benefit of $1.1 million in our consolidated statement of operations within Other operating costs in our Patient Care segment for the grant proceeds we received under the CARES Act (“Grants”) from HHS. We accounted for the proceeds from the Grants by analogy to International Accounting Standard (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance and its principles surrounding the recognition of grants related to income. We recognize income related to grants on a systematic and rational basis when it becomes probable that we have complied with the terms and conditions of the grant and in the period in which the corresponding costs or income related to the grant are recognized. We are using the Grants for their intended purpose, and are compliant to the reporting requirements set by the terms and conditions of the grant.
The CARES Act also provided for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allowed us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We paid the first half in September 2021, and deferred $5.9 million of payroll taxes within Accrued compensation related costs in the condensed consolidated balance sheet as of March 31, 2022.
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
Note B — Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units, and performance-based units calculated using the treasury stock method. Total anti-dilutive shares excluded from the diluted loss per share computation were 32,891 and 3,471 for the three months ended March 31, 2022 and 2021, respectively.
Our Credit Agreement (as defined below) restricts the payment of dividends or other distributions to our shareholders by us or any of our subsidiaries. See Note K - “Debt and Other Obligations” within these condensed consolidated financial statements.

The reconciliation of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	For the Three Months Ended March 31,
(in thousands except share and per share amounts)	2022	2021
Net loss	$(7,977)	$(3,330)

Weighted average shares outstanding - basic	38,802,420	38,268,332
Effect of potentially dilutive restricted stock units and options (1)	—	—
Weighted average shares outstanding - diluted	38,802,420	38,268,332

Basic and diluted loss per share	$(0.21)	$(0.09)
(1) In accordance with ASC 260 - Earnings Per Share, during periods of a net loss, shares used to compute diluted per share amounts exclude potentially dilutive shares related to unvested restricted stock units and unexercised options. For the three months ended March 31, 2022 and 2021, potentially dilutive shares of 490,081 and 906,116 shares, respectively, were excluded, as we were in a net loss position.
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
The following table disaggregates revenue from contracts with customers in our Patient Care segment for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Patient Care Segment
Medicare	$65,854	$57,335
Medicaid	39,272	34,048
Commercial insurance / managed care (excluding Medicare and Medicaid managed care)	77,343	69,663
VA	21,049	19,764
Private Pay	16,300	14,872
Total	$219,818	$195,682
The impact to revenue related to prior period performance obligations was not material for the three months ended March 31, 2022 or 2021.
Products & Services Segment
Revenue in our Products & Services segment is derived from the distribution of O&P components and from therapeutic solutions which includes the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.

The following table disaggregates revenue from contracts with customers in our Products & Services segment for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$31,390	$30,660
Therapeutic solutions	10,079	11,128
Total	$41,469	$41,788
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
Our expected loss methodology is developed using historical liquidation rates, current and future economic and market conditions, and a review of the current status of our patients and customers’ trade accounts receivable balances. We also group our receivables into similar risk pools to better measure the risks for each pool. After evaluating the risk for each pool, we have determined that additional credit loss risk is immaterial for the Patient Care segment. For the Products & Services segment, an allowance for doubtful accounts is recorded, which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.” As of March 31, 2022, we have considered the current and future economic and market conditions resulting in a decrease to the allowance for doubtful accounts by approximately $0.1 million since December 31, 2021.
Accounts receivable, net as of March 31, 2022 and December 31, 2021 is comprised of the following:

	As of March 31, 2022			As of December 31, 2021
(in thousands)	Patient Care	Products & Services	Consolidated	Patient Care	Products & Services	Consolidated
Gross charges before estimates for implicit price concessions	$157,814	$21,089	$178,903	$173,115	$21,459	$194,574
Less estimates for implicit price concessions:
Payor disallowances	(30,300)	—	(30,300)	(33,007)	—	(33,007)
Patient non-payments	(7,059)	—	(7,059)	(7,500)	—	(7,500)
Accounts receivable, gross	120,455	21,089	141,544	132,608	21,459	154,067
Allowance for doubtful accounts	—	(1,927)	(1,927)	—	(2,009)	(2,009)
Accounts receivable, net	$120,455	$19,162	$139,617	$132,608	$19,450	$152,058

Note E — Inventories
Our inventories are comprised of the following:

	As of March 31,	As of December 31,
(in thousands)	2022	2021
Raw materials	$22,569	$22,759
Work in process	19,783	15,807
Finished goods	40,936	48,896
Total inventories	$83,288	$87,462
Note F — Acquisitions
2022 Acquisition Activity
In the first quarter of 2022, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $5.0 million, of which $4.0 million was cash consideration, net of cash acquired, and $1.0 million was issued in the form of notes to shareholders at fair value. The acquisition was completed with the intention of expanding the geographic footprint of our patient care offerings through the acquisition of this high quality O&P provider. The acquisition was not material to our financial position, results of operations, or cash flows.
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
Acquisition-related costs are included in general and administrative expenses in our condensed consolidated statements of operations. Total acquisition-related costs incurred during the three months ended March 31, 2022 were $0.3 million, which includes those costs for transactions that are in progress or were not completed during the respective period. Acquisition-related costs incurred for the acquisition completed during the three months ended March 31, 2022 were $0.1 million.
We have not presented pro forma combined results for this acquisition because the impact on previously reported statements of operations would not have been material.
Purchase Price Allocation
We have performed a preliminary valuation analysis of the fair market value of the assets acquired and liabilities assumed in the acquisition. The final purchase price allocation will be determined when we have completed and fully reviewed the detailed valuations which could differ materially from the preliminary allocations. The final allocation may include changes in allocations of acquired intangible assets as well as goodwill and other changes to assets and liabilities, including deferred taxes. The estimated useful lives of acquired intangible assets are also preliminary.

The aggregate purchase price of this acquisition was allocated on a preliminary basis as follows:

(in thousands)
Cash paid, net of cash acquired	$4,001
Issuance of Seller Notes at fair value	981
Aggregate purchase price	4,982

Accounts receivable	310
Inventories	85
Customer relationships (Weighted average useful life of 5.0 years)	500
Non-compete agreements (Weighted average useful life of 5.0 years)	243
Other assets and liabilities, net	(103)
Net assets acquired	1,035
Goodwill	$3,947
Right-of-use assets and lease liabilities related to operating leases recognized in connection with the acquisition completed for the three months ended March 31, 2022 were $0.4 million.
During the second quarter of 2022 to date, we completed the acquisition of one O&P business for a total purchase price of $3.2 million. Total consideration transferred for this acquisition is comprised of $2.4 million in cash consideration and $0.8 million in the form of notes to shareholders at fair value. Due to the proximity in time of this transaction to the filing of this Form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets purchased and liabilities assumed in the acquisition. Acquisition-related expenses related to this transaction were not material.
In March 2022, we entered into a definitive share purchase agreement in connection with the acquisition of one O&P business for a total purchase price of approximately $9.0 million. Due to the proximity in time of this transaction to the filing of this Form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed in this acquisition. Acquisition-related expenses were not material for this transaction.
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

Acquisition-related costs are included in general and administrative expenses in our condensed consolidated statements of operations. Total acquisition-related costs incurred during the year ended December 31, 2021 were $2.1 million, which includes those costs for transactions that were in progress or were not completed during the respective period. Acquisition-related costs incurred for the acquisitions completed during the year ended December 31, 2021 were $1.6 million.
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
Right-of-use assets and lease liabilities related to operating leases recognized in connection with acquisitions completed for the year ended December 31, 2021 were $8.9 million.
Note G — Goodwill and Other Intangible Assets
We assess goodwill and indefinite-lived intangible assets for impairment annually as of October 1st, and between annual tests if an event occurs, or circumstances change, that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes the activity in goodwill of the Patient Care operating segment for the period indicated:

	For the Three Months Ended March 31, 2022
(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
As of December 31, 2021	$792,222	$(428,668)	$363,554
Additions from acquisitions	3,947	—	3,947
Measurement period adjustments (1)	413	—	413
As of March 31, 2022	$796,582	$(428,668)	$367,914
(1) Measurement period adjustments relate to 2021 acquisitions of approximately $0.4 million and are primarily attributable to adjustments to the preliminary allocations of acquired assets.

The balances related to intangible assets as of March 31, 2022 are as follows:

	As of March 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$29,124	$(11,364)	$—	$17,760
Trade name	255	(208)	—	47
Patents and other intangibles	9,815	(6,707)	—	3,108
Definite-lived intangible assets	39,194	(18,279)	—	20,915
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$48,264	$(18,279)	$(4,953)	$25,032
Amortization expense related to other intangible assets was approximately $1.6 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.
Note H — Other Current Assets and Other Assets
Other current assets consist of the following:

	As of March 31,	As of December 31,
(in thousands)	2022	2021
Non-trade receivables	$6,291	$7,725
Prepaid maintenance	4,781	4,553
Prepaid insurance	2,397	510
Other prepaid assets	5,058	3,748
Total other current assets	$18,527	$16,536
Other assets consist of the following:

	As of March 31,	As of December 31,
(in thousands)	2022	2021
Implementation costs for cloud computing arrangements	$6,301	$6,459
Cash surrender value of company-owned life insurance	4,235	4,471
Finance lease right-of-use assets	2,536	2,732
Deposits	2,214	2,178
Non-trade receivables	1,583	1,172
Other	1,975	933
Total other assets	$18,844	$17,945

Note I — Accrued Expenses and Other Current Liabilities and Other Liabilities
Accrued expenses and other current liabilities consist of:

	As of March 31,	As of December 31,
(in thousands)	2022	2021
Patient prepayments, deposits, and refunds payable	$28,992	$26,475
Insurance and self-insurance accruals	9,296	8,943
Accrued sales taxes and other taxes	7,900	7,803
Derivative liability	2,698	6,425
Accrued professional fees	710	750
Accrued interest payable	723	707
Other current liabilities	8,072	9,296
Total	$58,391	$60,399
Other liabilities consist of:

	As of March 31,	As of December 31,
(in thousands)	2022	2021
Supplemental executive retirement plan obligations	$19,018	$20,779
Long-term insurance accruals	7,264	7,112
Derivative liability	—	4,664
Other	2,238	2,285
Total	$28,520	$34,840
Note J — Income Taxes
We recorded a benefit for income taxes of $2.1 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was 20.9% and 39.3% for the three months ended March 31, 2022 and 2021, respectively.
The decrease in the effective tax rate for the three months ended March 31, 2022 compared with the three months ended March 31, 2021 is primarily attributable to a decrease in pre-tax book income, nondeductible permanent items, and a windfall for the three months ended March 31, 2021 compared to a shortfall for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2022 is similar to the federal statutory tax rate of 21%, but the difference consists primarily of research and development credits offset by non-deductible expenses and shortfall from share-based compensation. Our effective tax rate for the three months ended March 31, 2021 differed from the federal statutory tax rate of 21% primarily due to research and development credits, non-deductible expenses, and windfall from share-based compensation.
For the year ending December 31, 2022, we estimate a research and development tax credit of $2.7 million, net of tax reserves. We record the tax benefit, net of tax reserves, as a deferred tax asset. For the year ended December 31, 2021, we recognized research and development tax credits of $4.3 million, net of tax reserves.

Note K — Debt and Other Obligations
Debt consists of the following:

	As of March 31,	As of December 31,
(in thousands)	2022	2021
Debt:
Term Loan B	$484,800	$486,063
Seller Notes	27,725	29,812
Deferred payment obligation	4,000	4,000
Finance lease liabilities and other	3,097	3,344
Total debt before unamortized discount and debt issuance costs	519,622	523,219
Unamortized discount and debt issuance costs, net	(5,532)	(5,974)
Total debt	$514,090	$517,245

Current portion of long-term debt:
Term Loan B	$5,050	$5,050
Seller Notes	7,595	8,969
Finance lease liabilities and other	890	919
Total current portion of long-term debt	13,535	14,938
Long-term debt	$500,555	$502,307
Credit Agreement and Term B Borrowings
As of March 31, 2022, we have a Senior Credit Facility (the “Credit Agreement”) which provides for (i) a Term Loan B facility with $484.8 million outstanding which is due in quarterly principal installments with all remaining outstanding principal due at maturity in March 2025 and (ii) a revolving credit facility with an availability of $135.0 million which matures on November 23, 2026 (subject to a springing maturity if the term loans outstanding under the Credit Agreement are not repaid prior to the date that is 91 days prior to the stated maturity thereof). Availability under the revolving credit facility is reduced by outstanding letters of credit, which were $5.2 million as of March 31, 2022, resulting in approximately $129.8 million in available borrowing capacity.
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
Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, subject to a LIBOR interest rate floor of 0.00% per annum, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. For the three months ended March 31, 2022, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 3.6%. We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note M - “Derivative Financial Instruments.”
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
The Credit Agreement and its amendments contain various restrictions and covenants, including: (i) requirements that we maintain certain financial ratios at prescribed levels, (ii) a prohibition on payment of dividends and other distributions and

(iii) restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions outside the healthcare industry. The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement: (i) a maximum consolidated first lien net leverage ratio (“Net Leverage Ratio”) (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) shall be up to (a) 5.00 to 1.00 for the fiscal quarters ending March 31, 2022, June 30, 2022, and September 30, 2022 and (b) 4.75 to 1.00 for the fiscal quarter ending December 31, 2022 and the last day of each fiscal quarter thereafter, (ii) permit, at our election and up to three times during the term of the Credit Agreement, the maximum allowable leverage ratio for covenant purposes to be temporarily increased by an additional 0.50 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions, and (iii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter.
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
We were in compliance with all covenants at March 31, 2022.
Seller Notes and the Deferred Payment Obligation
We typically issue subordinated promissory notes (“Seller Notes”) as a part of the consideration transferred when making acquisitions. The Seller Notes are unsecured and are presented net of unamortized discount of $0.8 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively. We measure these instruments at their estimated fair values as of the respective acquisition dates. The stated interest rates on these instruments range from 2.50% to 3.00%. Principal and interest are payable in quarterly or annual installments and mature through November 2026.
Amounts due under the deferred payment obligation to the former shareholders of an acquired O&P business are unsecured and presented net of unamortized discount of $0.4 million as of March 31, 2022 and December 31, 2021, respectively. The deferred payment obligation was measured at its estimated fair value as of the acquisition date and accrues interest at a rate of 3.0%. Principal and interest payments under the deferred payment obligation are due in annual installments beginning in 2024 and for three years thereafter.
Note L — Fair Value Measurements
Financial Instruments
The carrying value of our outstanding term loan as of March 31, 2022 (excluding unamortized discounts and debt issuance costs of $4.7 million) was $484.8 million compared to its fair value of $477.5 million. The carrying value of our outstanding term loan as of December 31, 2021 (excluding unamortized discounts and debt issuance costs of $5.1 million) was $486.1 million compared to its fair value of $484.8 million. Our estimates of fair value are based on a discounted cash flow model and an indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.
We have interest rate swap agreements designated as cash flow hedges which are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement. See Note K - “Debt and Other Obligations” and Note M - “Derivative Financial Instruments” for further information.

We believe that the carrying value of the Seller Notes and the deferred payment obligation approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement. The carrying value of our outstanding Seller Notes and the deferred payment obligation issued in connection with past acquisitions as of March 31, 2022 and December 31, 2021 was $30.9 million and $32.9 million, net of unamortized discounts of $0.8 million and $0.9 million, respectively.
Note M — Derivative Financial Instruments
Cash Flow Hedges of Interest Rate Risk
In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024. As of March 31, 2022 and December 31, 2021, our swaps had a notional value outstanding of $275.0 million and $287.5 million, respectively.
Change in Net Loss on Cash Flow Hedges Included in Accumulated Other Comprehensive Loss
The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021, respectively:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2021	$(8,504)
Unrealized gain recognized in other comprehensive income before reclassifications, net of tax	5,020
Reclassification to interest expense, net of tax	1,876
Balance as of March 31, 2022	$(1,608)

Balance as of December 31, 2020	$(16,771)
Unrealized gain recognized in other comprehensive loss before reclassifications, net of tax	529
Reclassification to interest expense, net of tax	1,983
Balance as of March 31, 2021	$(14,259)
The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022		As of December 31, 2021
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Other assets	$563	$—	$—	$—
Accrued expenses and other current liabilities	—	2,698	—	6,425
Other liabilities	—	—	—	4,664
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
As of March 31, 2022, there were 1,609,030 unvested restricted stock awards outstanding. This was comprised of 1,166,910 employee service-based awards with a weighted average grant date fair value of $20.65 per share, 392,764 employee performance-based awards with a weighted average grant date fair value of $20.57 per share, and 49,356 director service-based awards with a weighted average grant date value of $25.53 per share. As of March 31, 2022, there were 275,783 outstanding options exercisable with a weighted average exercise price of $12.77 and average remaining contractual term of 4.8 years.

We recognized approximately $2.9 million and $3.2 million of share-based compensation expense for the three months ended March 31, 2022 and 2021, respectively. Share-based compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.
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
We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in net benefit cost and obligation during the three months ended March 31, 2022 and 2021 is as follows:

Change in Benefit Obligation:
(in thousands)	2022	2021
Benefit obligation as of December 31, 2021 and 2020, respectively	$17,935	$19,746
Service cost	116	123
Interest cost	99	87
Payments	(1,877)	(1,877)
Benefit obligation as of March 31	$16,273	$18,079

Amounts Recognized in the Condensed Consolidated Balance Sheets:
	As of March 31,	As of December 31,
(in thousands)	2022	2021
Current accrued expenses and other current liabilities	$1,913	$1,913
Non-current other liabilities	14,360	16,022
Total accrued liabilities	$16,273	$17,935

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
As of March 31, 2022 and December 31, 2021, the estimated accumulated benefit obligation is $4.7 million and $4.8 million, of which $4.5 million and $4.1 million is funded and $0.2 million and $0.6 million is unfunded at March 31, 2022 and December 31, 2021, respectively.
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
Other Matters
From time to time we are subject to legal proceedings and claims which arise in the ordinary course of our business, and are also subject to additional payments under business purchase agreements. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on our consolidated financial position, liquidity or results of operations.
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
The accounting policies of the segments are the same as those described in Note A - “Organization and Summary of Significant Accounting Policies” in our 2021 Form 10-K.

Intersegment revenue primarily relates to sales of O&P components from the Products & Services segment to the Patient Care segment. The sales are priced at the cost of the related materials plus overhead.
Summarized financial information concerning our reportable segments is shown in the following tables. Total assets for each of the segments has not materially changed from December 31, 2021.

	Patient Care		Products & Services
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Net revenues
Third party	$219,818	$195,682	$41,469	$41,788
Intersegments	—	—	54,675	47,047
Total net revenues	219,818	195,682	96,144	88,835
Material costs
Third party suppliers	59,918	51,617	25,674	23,553
Intersegments	11,058	8,305	43,617	38,742
Total material costs	70,976	59,922	69,291	62,295
Personnel expenses	86,409	75,754	15,266	14,126
Other expenses	40,696	36,141	7,057	5,803
Depreciation & amortization	4,744	4,815	2,023	1,935
Segment income from operations	$16,993	$19,050	$2,507	$4,676

A reconciliation of the total of the reportable segments’ income from operations to consolidated net loss is as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
(Loss) income from operations
Patient Care	$16,993	$19,050
Products & Services	2,507	4,676
Corporate & other	(22,045)	(21,705)
(Loss) income from operations	(2,545)	2,021
Interest expense, net	7,385	7,340
Non-service defined benefit plan expense	160	167
Loss before income taxes	(10,090)	(5,486)
Benefit for income taxes	(2,113)	(2,156)
Net loss	$(7,977)	$(3,330)

A reconciliation of the reportable segments’ net revenues to consolidated net revenues is as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Net revenues
Patient Care	$219,818	$195,682
Products & Services	96,144	88,835
Corporate & other	—	—
Consolidating adjustments	(54,675)	(47,047)
Consolidated net revenues	$261,287	$237,470
A reconciliation of the reportable segments’ material costs to consolidated material costs is as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Material costs
Patient Care	$70,976	$59,922
Products & Services	69,291	62,295
Corporate & other	—	—
Consolidating adjustments	(54,675)	(47,047)
Consolidated material costs	$85,592	$75,170

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
Readers are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in Item 1A. “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as well as those described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained therein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events. Forward-looking statements and our liquidity, financial condition, and results of operations may be affected by the risks set forth in Item 1A. “Risk Factors”, contained in our 2021 Form 10-K, in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, or by other unknown risks and uncertainties.
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
Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in comprehensive, outcomes-based design, fabrication, and delivery of custom O&P devices through 757 patient care clinics and 118 satellite locations in 47 states, the District of Columbia, and the U.S. Virgin Islands as of March 31, 2022. We also provide payor network contracting services to other O&P providers through this segment.
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
For the three months ended March 31, 2022, our net revenues were $261.3 million and we recorded a net loss of $8.0 million. For the three months ended March 31, 2021, our net revenues were $237.5 million and we recorded a net loss of $3.3 million.
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

Business Description
Patient Care
Our Patient Care segment employs approximately 1,650 clinical prosthetists, orthotists, and pedorthists, which we refer to as clinicians, substantially all of which are certified by either the American Board for Certification (“ABC”) or the Board of Certification of Orthotists and Prosthetists, which are the two boards that certify O&P clinicians. To facilitate timely service to our patients, we also employ technicians, fitters, and other ancillary providers to assist our clinicians in the performance of their duties. Through this segment, we additionally provide network contracting services to independent providers of O&P.
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

Effects of the COVID-19 Pandemic
We began to see a reduction in business volumes as a result of the COVID-19 pandemic starting in the last weeks of March 2020. As federal, state, and local authorities implemented social distancing and suppression measures to respond to an increasing number of nationwide COVID-19 infections, we experienced a decrease in our patient appointments and general business volumes. In response, during the last week of March 2020, we made certain changes to our operations, implemented a broad number of cost reduction measures, and delayed certain capital investment projects. Although our business volumes have shown gradual improvement from their initial significant decline in mid-2020, the adverse impact of the COVID-19 pandemic on our business has continued into 2022. As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic may not be indicative of future financial and operational performance. The volume effects and our operating responses are discussed further in this section, and the effects of COVID-19 on our financial condition are discussed in the “Financial Condition, Liquidity and Capital Resources” section below. Our results of operations for any quarter during the COVID-19 pandemic may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years.
Effect on Business Volumes
Patient appointments in our clinics during the first quarter of 2022 increased by approximately 5% as compared to the corresponding period in 2021. During the quarter, our prosthetics and orthotics day-adjusted sales, excluding acquisitions, increased by 6.9% on a per day basis, when compared to the same period in the prior year.
In the early months of 2021, vaccines for combating COVID-19 were approved by the US Food and Drug Administration, and the US government began a phased roll out. However, the initial quantities of the vaccines were limited, and the US government prioritized distribution to front-line health care workers and other essential workers, followed by individual populations that were most susceptible to the severe effects of COVID-19. The lack of achievement of broad immunity coupled with an increase in infections caused by variants contributed to an increase in the duration and effect of COVID-19 on our business volumes and staffing shortages. Specifically, we experienced increased employee absences, particularly due to the more recent Omicron variant’s effect in December of 2021 and January of 2022. We believe our business volumes have been inhibited primarily by reduced medical procedures due to surgical constraints, reduced referral volumes from in-patient and out-patient providers due to decreases in their volumes and the effect of COVID related protocols on their businesses, patient hesitancy to seek care during the pandemic, and increased patient mortality. Additionally, we believe that our patient volumes have been affected by our own labor constraints in technical and administrative positions, employee absences related to COVID-19, as well as decreases in our sales of off-the-shelf orthotic devices.
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
We recommenced our implementation of supply chain and financial systems, further discussed in the “New Systems Implementations” section, in the second quarter of 2021, after we elected to temporarily delay these activities in 2020 as part of our efforts to preserve liquidity. We also resumed construction of the Phoenix, Arizona fabrication facility in the first quarter of 2021, and recommenced activities related to the reconfiguration of our distribution facilities in the second quarter of 2021, after they were suspended in 2020.
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
During the full year of 2021, we recognized a total benefit of $1.1 million in our consolidated statement of operations within Other operating costs for the Grants we received from HHS. We recognize income related to grants on a systematic and rational basis when it becomes probable that we have complied with the terms and conditions of the grant and in the period in which the corresponding costs or income related to the grant are recognized. We recognized the benefit from the Grants within Other operating costs in our Patient Care segment.
The CARES Act also provided for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allowed us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We paid the first half in September 2021, and deferred the remaining $5.9 million of payroll taxes within Accrued compensation related costs in the condensed consolidated balance sheet as of March 31, 2022.
Other Products & Services Performance Considerations
As discussed in our 2021 Form 10-K, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we generally believe our distribution customers encounter reimbursement pressures similar to those we experience in our own Patient Care segment and, depending on their ability to adapt to the increased claims documentation standards that have emerged in our industry, this may either limit the rate of growth of some of our customers, or otherwise affect the rate of growth we experience in our distribution of O&P componentry to independent providers. In certain circumstances, we may pursue acquisition of inventory in advance to preserve pricing to offset inflation and potential supply chain constraints. During future periods, in addition to the adverse effects of the COVID-19 pandemic discussed above, we currently believe our rate of revenue growth in this segment may decrease as we choose to limit the extent to which we distribute certain low margin orthotic products. Additionally, to the extent that we acquire independent O&P providers who are pre-existing customers of our distribution services, our revenue growth in this segment would be adversely affected as we would no longer recognize external revenue from the components we provide them.
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

Reimbursement Trends
In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the VA. The following is a summary of our payor mix, expressed as an approximate percentage of net revenues for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Medicare	30.0%	29.3%
Medicaid	17.9%	17.4%
Commercial insurance / managed care (excluding Medicare and Medicaid managed care)	35.2%	35.6%
VA	9.6%	10.1%
Private Pay	7.3%	7.6%
Patient Care	100.0%	100.0%
Patient Care constituted 84.1% and 82.4% of our net revenues for the three months ended March 31, 2022 and 2021, respectively. Our remaining net revenues were provided by our Products & Services segment which derives its net revenues from commercial transactions with independent O&P providers, healthcare facilities, and other customers. In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.
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
To receive reimbursement for our work, we must ensure that our clinical, administrative, and billing personnel receive and verify certain medical and health plan information, record detailed documentation regarding the services we provide, and accurately and timely perform a number of claims submission and related administrative tasks. It is our belief the increased nationwide efforts to reduce health care costs has driven changes in industry trends with increases in payor pre-authorization processes, documentation requirements, pre-payment reviews, and pre- and post-payment audits, and our ability to successfully undertake these tasks using our traditional approach has become increasingly challenging. For example, the Medicare contractor for Pricing, Data Analysis and Coding (referred to as “PDAC”) has announced verification requirements and code changes that has reduced the reimbursement level for certain prosthetic feet, and the VA is in the process of reassessing the method it uses to determine reimbursement levels for O&P services and products provided under certain miscellaneous codes.
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
In recent years, we have taken a number of actions to manage payor disallowance trends. These initiatives included: (i) the creation of a centralized revenue cycle management function; (ii) the implementation of a patient management and electronic health record system; and (iii) the establishment of new clinic-level procedures and training regarding the collection of supporting documentation and the importance of diligence in our claims submission processes.

Payor disallowances is considered an adjustment to the transaction price. Estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are presented as a reduction of net revenues. These amounts recorded in net revenues within the Patient Care segment for the three months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021
Gross charges	$229,922	$201,452
Less estimated implicit price concessions arising from:
Payor disallowances	8,386	4,514
Patient non-payments	1,718	1,256
Payor disallowances and patient non-payments	10,104	5,770
Net revenues	$219,818	$195,682

Payor disallowances	$8,386	$4,514
Patient non-payments	1,718	1,256
Payor disallowances and patient non-payments	$10,104	$5,770

Payor disallowances %	3.6%	2.3%
Patient non-payments %	0.8%	0.6%
Percent of gross charges	4.4%	2.9%
Included in the results above, are clinics that have been recently acquired. Acquired clinics typically continue to operate on their legacy systems for the first 90 to 180 day before they are fully integrated over to Hanger’s systems and related processes. While operating on their legacy systems, the rate of payor disallowances and patient non-payments run higher than the rates experienced on Hanger’s systems. Excluding the acquisitions on legacy systems for the three months ended March 31, 2022 and March 31, 2021, the percent of payor disallowances and patient non-payments would have been 3.7% and 2.4%, respectively.
During 2021, we benefited from reductions in claims denials and increases in our rates of collection compared to prior periods. This has been due to a variety of factors, including increases in our revenue cycle management staffing and an increased focus on collections and liquidity during a period of reduced business volumes, a possible temporary relaxing of payor review procedures during the COVID-19 pandemic, the benefit of CARES Act funds on the ability of patients to pay their portion of claims and other factors relating to our pre-authorization and documentation procedures for devices.
Acquisitions
In the first quarter of 2022, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $5.0 million, of which $4.0 million was cash consideration, net of cash acquired, and $1.0 million was issued in the form of notes to shareholders at fair value.
During the second quarter of 2022 to date, we completed the acquisition of one O&P business for a total purchase price of $3.2 million. Total consideration transferred for this acquisition is comprised of $2.4 million in cash consideration and $0.8 million in the form of notes to shareholders at fair value. Due to the proximity in time of this transaction to the filing of this Form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets purchased and liabilities assumed in the acquisition. Acquisition-related expenses related to this transaction were not material.
In March 2022, we entered into a definitive share purchase agreement in connection with the acquisition of one O&P business for a total purchase price of approximately $9.0 million. Due to the proximity in time of this transaction to the filing of this Form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed in this acquisition. Acquisition-related expenses were not material for this transaction.

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
Acquisition-related costs are included in general and administrative expenses in our condensed consolidated statements of operations. Total acquisition-related costs incurred during the three months ended March 31, 2022 were $0.3 million, which includes those costs for transactions that are in progress or were not completed during the respective period. Acquisition-related costs incurred for the acquisition completed during the three months ended March 31, 2022 were $0.1 million. Total acquisition-related costs incurred during the year ended December 31, 2021 were $2.1 million, which includes those costs for transactions that were in progress or not completed during the respective period. Acquisition-related costs incurred for acquisitions completed during the year ended December 31, 2021 were $1.6 million.
New Systems Implementations
During 2019, we commenced the design, planning, and initial implementation of new financial and supply chain systems (“New Systems Implementations”), and planned to invest in new servers and software that operate as a part of our technology infrastructure. We recommenced our New Systems Implementations activities in the second quarter of 2021, and transitioned our corporate financial systems to the Oracle Cloud Financials platform in the third quarter of 2021, after we elected in 2020 to temporarily delay our New Systems Implementations as part of our efforts to preserve liquidity.
In connection with our New Systems Implementations, for the three months ended March 31, 2022 and 2021, we expensed $0.4 million and $0.6 million, respectively. For the year ended December 31, 2021, we expensed $5.2 million. We currently anticipate that we will spend approximately $3 million to $5 million for the full year 2022 on these systems.
As of March 31, 2022, we capitalized $6.9 million of implementation costs for cloud computing arrangements, net of accumulated amortization, and recorded in Other current assets and Other assets in the condensed consolidated balance sheet.
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

In order to attract and retain personnel, we may find it necessary to further increase wages in these areas. Additionally, when coupled with the generally fixed nature of our reimbursement arrangements, increases in our personnel costs caused by current inflation conditions may put increasing pressure on our ability to maintain or increase our margins. Please refer to Part II, Item 1A. “Risk Factors” contained in our 2021 Form 10-K.
Seasonality
We believe our business is affected by the degree to which patients have otherwise met the deductibles for which they are responsible in their medical plans during the course of the year. The first quarter is normally our lowest relative net revenue quarter, followed by the second and third quarters, which are somewhat higher and consistent with one another. Due to the general fulfillment by patients of their health plan co-payments and deductible requirements towards the year’s end, our fourth quarter is normally our highest revenue producing quarter. However, historical seasonality patterns have been impacted by the COVID-19 pandemic and may not be reflective of our prospective financial results of operations. Please refer to the “Effects of the COVID-19 Pandemic” section for further discussion.
Our results are also affected, to a lesser extent, by our holding of an education fair in the first quarter of each year. This event is conducted to assist our clinicians in maintaining their training and certification requirements and to facilitate a national meeting with our clinical leaders. We also invite manufacturers of the componentry for the devices we fabricate to these annual events so they can demonstrate their products and otherwise assist in our training process. Due to the COVID-19 pandemic, the in-person event was cancelled in Q1 2022, and the event was held virtually in 2021. We anticipate resuming an in-person event in 2023. During the three months ended March 31, 2021, we spent $0.3 million on travel and other costs associated with this event. In addition to the costs we incur associated with this annual event, we also lose the productivity of a significant portion of our clinicians during the period in which this event occurs, which contributes to the lower seasonal revenue level we experience during the first quarter of each year.
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
The use of different estimates, assumptions, or judgments could have a material effect on reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period. Critical accounting policies and estimates are described in our 2021 Form 10-K, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note A - “Organization and Summary of Significant

Accounting Policies” contained within these condensed consolidated financial statements. There have been no material updates to those critical accounting policies and estimates as contained in the 2021 Form 10-K.
Reclassifications
We have reclassified certain amounts in the prior year condensed consolidated financial statements to be consistent with the current year presentation. These relate to immaterial classifications within expense line items in the condensed consolidated statements of operations.
Results of Operations
Our results of operations for the three months ended March 31, 2022 and 2021 were as follows (unaudited):

	For the Three Months Ended March 31,		Percent Change (1)
(dollars in thousands)	2022	2021	2022 vs 2021
Net revenues	$261,287	$237,470	10.0%
Material costs	85,592	75,170	13.9%
Personnel costs	101,675	89,880	13.1%
Other operating costs	36,168	31,498	14.8%
General and administrative expenses	32,442	30,903	5.0%
Depreciation and amortization	7,955	7,998	(0.5)%
Operating expenses	263,832	235,449	12.1%
(Loss) income from operations	(2,545)	2,021	NM
Interest expense, net	7,385	7,340	0.6%
Non-service defined benefit plan expense	160	167	(4.2)%
Loss before income taxes	(10,090)	(5,486)	(83.9)%
Benefit for income taxes	(2,113)	(2,156)	2.0%
Net loss	$(7,977)	$(3,330)	(139.5)%
(1) NM - Not Meaningful
During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Three Months Ended March 31,
	2022	2021
Material costs	32.8%	31.7%
Personnel costs	38.9%	37.8%
Other operating costs	13.9%	13.2%
General and administrative expenses	12.4%	13.0%
Depreciation and amortization	3.0%	3.4%
Operating expenses	101.0%	99.1%
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Relevance of First Quarter Results to Comparative and Future Periods. As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter of 2020, our revenues and operating results began to be adversely affected by the COVID-19 pandemic, a trend that continued into 2022. The effects of this public health emergency on our revenues and earnings impacted the comparison to our historical financial results. As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic may not be indicative of future financial and operational performance. Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.

Net revenues. Net revenues for the three months ended March 31, 2022 were $261.3 million, an increase of $23.8 million, or 10.0%, from $237.5 million for the three months ended March 31, 2021. Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2022	2021
Patient Care	$219,818	$195,682	$24,136	12.3%
Products & Services	41,469	41,788	(319)	(0.8)%
Net revenues	$261,287	$237,470	$23,817	10.0%
Patient Care net revenues for the three months ended March 31, 2022 were $219.8 million, an increase of $24.1 million, or 12.3%, from $195.7 million for the same period in the prior year. Same clinic revenues increased $13.2 million for the three months ended March 31, 2022 compared to the same period in the prior year, reflecting an increase of 6.9% on a per-day basis. This increase is driven primarily by volume and mix with a smaller increase in rate. Net revenues from acquired clinics increased $11.2 million, and revenues from consolidations and other services decreased $0.3 million.
Net revenue growth was adversely affected during the period by an increase in the relative rate of disallowed and patient non-payment revenue. As discussed in “Reimbursement Trends” above, these items constituted 4.4% of gross charges in the three month period ended March 31, 2022 compared to 2.9% for the three month period ended March 31, 2021. During the past twelve month period, disallowed and patient non-payment amounts have been 4.3% of gross charges, and as such, we believe the level reported in the first quarter to be more indicative of current trends.
Prosthetics constituted approximately 52.1% of our total Patient Care revenues for the three months ended March 31, 2022 and 51.7% for the same period in 2021, excluding the impact of acquisitions. Prosthetic revenues for the three months ended March 31, 2022 were 7.7% higher, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions. Orthotics, shoes, inserts, and other products increased by 5.9% on a per-day basis compared to the same comparative prior periods, excluding the impact of acquisitions.
Products & Services net revenues for the three months ended March 31, 2022 were $41.5 million, a decrease of $0.3 million, or 0.8% from the same period in the prior year. This was primarily attributable to a decrease in net revenues from therapeutic solutions of $1.0 million, or 9.4% primarily as a result of historical customer lease cancellations and discounts, partially offset by lease installations. The decrease is partially offset by an increase of $0.7 million, or 2.4%, in the distribution of O&P componentry to independent providers in the period stemming primarily from lower volumes in the same period of 2021 due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above.
Material costs. Material costs for the three months ended March 31, 2022 were $85.6 million, an increase of $10.4 million or 13.9%, from the same period in the prior year. Total material costs as a percentage of net revenues increased to 32.8% in the three months ended March 31, 2022 from 31.7% in the three months ended March 31, 2021 primarily due to freight, acquisitions, and use of third-party fabricators. While we have not experienced significant inflation in our material costs during the current quarter, we believe the effect of inflation may increase during the remainder of 2022. Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2022	2021
Patient Care	$70,976	$59,922	$11,054	18.4%
Products & Services	14,616	15,248	(632)	(4.1)%
Material costs	$85,592	$75,170	$10,422	13.9%
Patient Care material costs increased $11.1 million, or 18.4%, for the three months ended March 31, 2022 compared to the same period in the prior year as a result of the increase in segment net sales, additional costs as a result of our acquisitions, freight, and increase in our use of third-party fabricators. At the start of the first quarter, we were unsuccessful in opening our new fabrication facility in Phoenix, Arizona as we had planned, and this was a contributing factor to our increased use of higher cost third-party fabricators to meet our patient delivery needs. We were able to open this facility later during the first quarter and our use of third party fabricators has decreased. Freight cost increases have primarily related to increased fuel surcharges and higher container costs. We currently anticipate that higher freight costs will continue to affect our material costs in future periods. Patient Care material costs as a percent of segment net revenues increased to 32.3% for the three months ended March 31, 2022 from 30.6% for the three months ended March 31, 2021.
Products & Services material costs decreased $0.6 million, or 4.1%, for the three months ended March 31, 2022 compared to the same period in the prior year. As a percent of net revenues in the Products & Services segment, material costs were 35.2% for the three months ended March 31, 2022 as compared to 36.5% in the same period of 2021. The decrease in cost of materials as a percent of segment net revenues was primarily due to product mix within the segment. However, in a similar fashion to our Patient Care segment, increases in freight costs have also affected our material costs and margin in this segment, as we rebill only a portion of our freight costs to our third party customers.
Personnel costs. Personnel costs for the three months ended March 31, 2022 were $101.7 million, an increase of $11.8 million, or 13.1%, from $89.9 million for the same period in the prior year. Personnel costs by operating segment were as follows:

	For the Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2022	2021
Patient Care	$86,409	$75,754	$10,655	14.1%
Products & Services	15,266	14,126	1,140	8.1%
Personnel costs	$101,675	$89,880	$11,795	13.1%
Personnel costs for the Patient Care segment were $86.4 million for the three months ended March 31, 2022, an increase of $10.7 million, or 14.1%, from $75.8 million in the same period of the prior year. The increase in Patient Care personnel costs during the three months ended March 31, 2022 was primarily related to an increase in salary expense of $7.6 million from the three months ended March 31, 2021. Additionally, incentive compensation and other personnel expenses increased $1.3 million, commissions increased $0.8 million, payroll taxes increased $0.5 million, and benefits increased $0.5 million compared to the three months ended March 31, 2021.
Personnel costs in the Products & Services segment were $15.3 million for the three months ended March 31, 2022, an increase of $1.1 million compared to the same period in the prior year. The increase is primarily related to an increase in salary expense of $1.4 million from the three months ended March 31, 2021. Bonus, commissions, benefits, and other personnel cost decreased $0.3 million for the three months ended March 31, 2022 compared to the same period in the prior year.
Other operating costs. Other operating costs for the three months ended March 31, 2022 were $36.2 million, an increase of $4.7 million, or 14.8%, from $31.5 million for the same period in the prior year. Rent, utilities, occupancy, and office expenses increased $1.8 million, travel increased $1.0 million, professional fees increased $0.7 million, and other expenses increased $1.2 million as compared to the same period in the prior year.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2022 were $32.4 million, an increase of $1.5 million, or 5.0%, from the same period in the prior year. The increase is the result of a $0.9 million increase in salary expense, $0.8 million increase in other expenses, and $0.1 million increase in incentive compensation and other personnel costs, partially offset by a $0.3 million decrease in equity-based compensation compared to the three months ended March 31, 2021.
Depreciation and amortization. Depreciation and amortization for both three months ended March 31, 2022 and March 31, 2021 was $8.0 million. Amortization expense increased $0.6 million and depreciation expense decreased $0.6 million when compared to the same period in the prior year.
Interest expense, net. Interest expense for the three months ended March 31, 2022 increased 0.6% to $7.4 million from $7.3 million for the same period in the prior year.

Benefit for income taxes. The benefit for income taxes for the three months ended March 31, 2022 was $2.1 million, or 20.9% of loss before income taxes, compared to a benefit of $2.2 million, or 39.3% of loss before income taxes for the three months ended March 31, 2021. The decrease in the effective tax rate for the three months ended March 31, 2022 compared with the three months ended March 31, 2021 is primarily attributable to a decrease in pre-tax book income, nondeductible permanent items, and a windfall for the three months ended March 31, 2021 compared to a shortfall for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2022 is similar to the federal statutory tax rate of 21%, but the difference consists primarily of research and development credits offset by non-deductible expenses and shortfall from share-based compensation. Our effective tax rate for the three months ended March 31, 2021 differed from the federal statutory tax rate of 21% primarily due to research and development credits, non-deductible expenses, and windfall from share-based compensation.
We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law. Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment. As of March 31, 2022, our valuation allowance was approximately $2.1 million.
For the year ending December 31, 2022, we estimate a research and development tax credit of $2.7 million, net of tax reserves. We record the tax benefit, net of tax reserves, as a deferred tax asset. For the year ended December 31, 2021, we recognized research and development tax credits of $4.3 million, net of tax reserves.
Financial Condition, Liquidity, and Capital Resources
Liquidity
Our cash and cash equivalents, and any amounts we have available for borrowing under our revolving credit facility, are immediately available to provide cash for our operations and capital expenditures. We refer to the sum of these two amounts as our “liquidity.”
At March 31, 2022, we had total liquidity of $167.2 million, which reflected a decrease of $23.8 million from the $191.0 million in liquidity we had as of December 31, 2021. Our liquidity at March 31, 2022 was comprised of cash and cash equivalents of $37.4 million and $129.8 million in available borrowing capacity under our $135.0 million revolving credit facility. This decrease in liquidity primarily related to a decrease in cash of $24.3 million, comprised of net cash used in operations of $8.3 million, capital expenditures of $3.9 million, net of proceeds from sale of property, plant and equipment, cash paid for acquisitions, net of cash acquired, of $4.0 million, and net cash used in financing activities of $8.1 million.
Our Credit Agreement contains customary representations and warranties, as well as financial covenants, including that we maintain compliance with certain leverage and interest coverage ratios. If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds under our revolving credit facility. We were in compliance with our debt covenants as of March 31, 2022.
For additional information, please refer to the Liquidity Outlook section below.
Working Capital and Days Sales Outstanding
At March 31, 2022, we had working capital of $79.1 million compared to working capital of $91.5 million at December 31, 2021. Our working capital decreased $12.4 million during the three months ended March 31, 2022 due to a decrease in current assets of $38.9 million, partially offset by a decrease in current liabilities of $26.5 million.
The decrease in current assets of $38.9 million was primarily attributable to a decrease in Cash and cash equivalents of $24.3 million discussed in the “Liquidity” section above, a decrease in Accounts receivable, net of $12.4 million, and a decrease in Inventories of approximately $4.2 million. These decreases were offset by an increase of approximately $2.0 million in Other current assets.
The decrease in current liabilities of $26.5 million was primarily attributable to a net decrease in accrued incentive compensation related costs of $17.2 million, primarily due to the payment of $26.4 million in annual incentive compensation and the employer 401(k) matching contribution made during the first quarter of the year. The remainder of the decrease is primarily attributable to a decrease of $5.6 million in Accounts payable, of $2.3 million in Accrued expenses and other current liabilities and of $1.4 million in Current portion of long-term debt.
Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90-day rolling period of net revenue. This computation can provide a relative measure of the effectiveness of our billing and collections activities. Clinics acquired during the past 90-day period are excluded from the calculation. As of March 31, 2022, our DSO was 48 days, compared to a DSO of 45 days as of March 31, 2021. The increase is partially attributable to a larger increase in net revenue relative to accounts receivable due to the 2022 Medicare rate increase, as well as the impact of acquisitions completed in the fourth quarter of 2021.
Sources and Uses of Cash for the Three Months Ended March 31, 2022 Compared to March 31, 2021
Net cash flows used in operating activities decreased $34.1 million to $8.3 million for the three months ended March 31, 2022 from $42.4 million for the three months ended March 31, 2021. The most significant decreases were due to $19.7 million in Accrued compensation related costs and $8.0 million in Accounts payable.
Cash flows used in investing activities decreased $17.6 million to $7.9 million for the three months ended March 31, 2022, from $25.5 million for the three months ended March 31, 2021. The decrease in cash used in investing activities was due to a decrease of $15.4 million in cash paid for acquisitions, net of cash acquired, and $2.2 million less in capital expenditures, net of proceeds from sale of property, plant and equipment.
Cash flows used in financing activities were $8.1 million for the three months ended March 31, 2022, as compared to cash used in financing activities of $6.4 million for the three months ended March 31, 2021. The increase in cash used in financing activities is primarily due to an increase in payments on Seller Notes of $2.6 million, offset by a decrease in payment of employee taxes on share-based compensation and other activities of $0.9 million.
Effect of Indebtedness
As of March 31, 2022, we have a Senior Credit Facility (the “Credit Agreement”) which provides for (i) a Term Loan B facility with $484.8 million outstanding which is due in quarterly principal installments with all remaining outstanding principal due at maturity in March 2025 and (ii) a revolving credit facility with an availability of $135.0 million which matures on November 23, 2026 (subject to a springing maturity if the term loans outstanding under the Existing Credit Agreement are not repaid prior to the date that is 91 days prior to the stated maturity thereof). Availability under the revolving credit facility is reduced by outstanding letters of credit, which were $5.2 million as of March 31, 2022, resulting in approximately $129.8 million in available borrowing capacity. For additional discussion surrounding the Credit Agreement, see Note K - “Debt and Other Obligations,” in the notes to the condensed consolidated financial statements contained elsewhere in this report. Cash paid for interest totaled $6.5 million and $6.6 million for the three months ended March 31, 2022 and 2021, respectively.
Liquidity Outlook
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
Our primary future cash requirements, as discussed in our 2021 Form 10-K, will be for acquisitions of O&P providers, debt payments, capital expenditures, payment of deferred payroll taxes as discussed in the “Effects of the COVID-19 Pandemic” section above, and to fund operations. We expect to continue to invest in capital expenditures, and in deferred cloud implementation expenditures, in connection with our planned reconfiguration of distribution facilities and our related implementation of supply chain and financial systems. We anticipate that we will continue to pursue acquisitions and other growth initiatives that we expect to provide value to our shareholders. Additionally, as business volumes return to more typical pre-pandemic levels, it is likely that we will experience a natural corresponding increase in our investment in working capital.
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
As of March 31, 2022, we had a combined principal amount of $484.8 million of variable rate debt under our Term Loan B and revolving credit facility and a notional amount of $275.0 million of fixed to variable interest rate swap agreements. Based on our hedged and unhedged positions, a hypothetical increase in interest rates of 1.0% would impact our annual interest expense by $2.1 million and a decrease in interest rates of 1.0% would impact our annual interest expense by $1.0 million.
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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
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
In accordance with Rule 13a-15(d) of the Exchange Act and with the participation of our Chief Executive Officer and our Chief Financial Officer, management determined there have been no material changes to our internal control over financial reporting during the three month period ended March 31, 2022.

PART II.    OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There has been no share repurchase activity during the three months ended March 31, 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There have been no defaults upon senior securities during the three months ended March 31, 2022.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None to report.
ITEM 6. EXHIBITS
The documents in the accompanying Exhibits Index are filed, furnished, or incorporated by reference as part of this report and such Exhibits Index is incorporated herein by reference.

EXHIBITS INDEX

Exhibit No.	Document
10.1	Supplemental Executive Retirement Plan, as amended and restated effective May 1, 2013.
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
101.INS	XBRL Instance Document. (Filed herewith.)
101.SCH	XBRL Taxonomy Extension Schema. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER, INC.

Dated: May 4, 2022	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: May 4, 2022	By:	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer
(Principal Accounting Officer)