Form 10-Q
period 2022-06-30
HANGER, INC.
filed 2022-08-08
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 3, 2022, the registrant had 39,123,266 shares of its Common Stock outstanding.

ii

PART 1.    FINANCIAL INFORMATION

HANGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value and share amounts)
(Unaudited)

	As of June 30,	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$24,380	$61,692
Accounts receivable, net	150,898	152,058
Inventories	88,018	87,462
Income taxes receivable	—	581
Other current assets	19,614	16,536
Total current assets	282,910	318,329
Non-current assets:
Property, plant, and equipment, net	81,015	82,434
Goodwill	377,164	363,554
Other intangible assets, net	25,147	25,892
Deferred income taxes	43,069	45,494
Operating lease right-of-use assets	139,009	144,491
Other assets	18,552	17,945
Total assets	$966,866	$998,139
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,636	$14,938
Accounts payable	67,651	63,565
Accrued expenses and other current liabilities	56,151	60,399
Accrued compensation related costs	56,795	54,465
Current portion of operating lease liabilities	34,326	33,438
Total current liabilities	230,559	226,805
Long-term liabilities:
Long-term debt, less current portion	465,022	502,307
Operating lease liabilities	117,230	124,016
Other liabilities	28,847	34,840
Total liabilities	841,658	887,968
Commitments and contingencies (Note P)
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 39,276,679 shares issued and 39,133,858 shares outstanding at 2022, and 38,891,438 shares issued and 38,748,617 shares outstanding at 2021	393	389
Additional paid-in capital	376,717	373,644
Accumulated other comprehensive loss	(1,330)	(11,150)
Accumulated deficit	(249,876)	(252,016)
Treasury stock, at cost; 142,821 shares at both 2022 and 2021	(696)	(696)
Total shareholders’ equity	125,208	110,171
Total liabilities and shareholders’ equity	$966,866	$998,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$312,033	$280,819	$573,320	$518,289
Material costs	98,433	89,271	184,025	164,441
Personnel costs	110,275	97,549	211,950	187,429
Other operating costs	38,970	32,788	75,138	64,286
General and administrative expenses	35,444	33,110	67,886	64,013
Depreciation and amortization	8,124	8,007	16,079	16,005
Income from operations	20,787	20,094	18,242	22,115
Interest expense, net	7,524	7,152	14,909	14,492
Non-service defined benefit plan expense	160	167	320	334
Income before income taxes	13,103	12,775	3,013	7,289
Provision for income taxes	2,986	2,616	873	460
Net income	$10,117	$10,159	$2,140	$6,829

Basic and diluted per common share data:
Basic income per share	$0.26	$0.26	$0.05	$0.18
Weighted average shares used to compute basic income per share	39,089,865	38,647,042	38,946,937	38,458,733
Diluted income per share	$0.26	$0.26	$0.05	$0.17
Weighted average shares used to compute diluted income per share	39,250,735	39,208,155	39,293,775	39,216,725
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$10,117	$10,159	$2,140	$6,829

Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax provision of $942, $388, $3,001, and $1,184, respectively	$2,866	$1,225	$9,762	$3,737
Unrealized gain on defined benefit plan, net of tax provision of $15, $19, $63, and $38, respectively	46	60	58	120
Total other comprehensive income	2,912	1,285	9,820	3,857
Comprehensive income	$13,029	$11,444	$11,960	$10,686
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars and share amounts in thousands)
(Unaudited)

	Common Shares	Common Shares, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2021	38,749	$389	$373,644	$(11,150)	$(252,016)	$(696)	$110,171
Net loss	—	—	—	—	(7,977)	—	(7,977)
Share-based compensation expense	—	—	2,903	—	—	—	2,903
Issuance of common stock upon vesting of restricted stock units	324	3	(3)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(3,452)	—	—	—	(3,452)
Total other comprehensive income	—	—	—	6,908	—	—	6,908
Balance, March 31, 2022	39,073	$392	$373,092	$(4,242)	$(259,993)	$(696)	$108,553
Net income	—	—	—	—	10,117	—	10,117
Share-based compensation expense	—	—	3,601	—	—	—	3,601
Issuance in connection with the exercise of stock options	9	—	51	—	—	—	51
Issuance of common stock upon vesting of restricted stock units	52	1	(1)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(26)	—	—	—	(26)
Total other comprehensive income	—	—	—	2,912	—	—	2,912
Balance, June 30, 2022	39,134	$393	$376,717	$(1,330)	$(249,876)	$(696)	$125,208

	Common Shares	Common Shares, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2020	38,179	$383	$365,503	$(20,215)	$(293,998)	$(696)	$50,977
Net loss	—	—	—	—	(3,330)	—	(3,330)
Share-based compensation expense	—	—	3,179	—	—	—	3,179
Issuance in connection with the exercise of stock options	29	—	366	—	—	—	366
Issuance of common stock upon vesting of restricted stock units	365	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(4,520)	—	—	—	(4,520)
Total other comprehensive income	—	—	—	2,572	—	—	2,572
Balance, March 31, 2021	38,573	$387	$364,524	$(17,643)	$(297,328)	$(696)	$49,244
Net income	—	—	—	—	10,159	—	10,159
Share-based compensation expense	—	—	3,239	—	—	—	3,239
Issuance in connection with the exercise of stock options	80	1	4	—	—	—	5
Issuance of common stock upon vesting of restricted stock units	69	1	(1)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(40)	—	—	—	(40)
Total other comprehensive income	—	—	—	1,285	—	—	1,285
Balance, June 30, 2021	38,722	$389	$367,726	$(16,358)	$(287,169)	$(696)	$63,892
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$2,140	$6,829
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,079	16,005
Benefit from doubtful accounts	(68)	(292)
Share-based compensation expense	6,504	6,418
Deferred income taxes	(734)	232
Amortization of debt discounts and issuance costs	1,044	948
Gain on sale and disposal of fixed assets	(863)	(718)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	1,262	5,363
Inventories	309	(5,899)
Other current assets and other assets	(2,197)	(6,202)
Income taxes	584	57
Accounts payable	4,597	(6,577)
Accrued expenses and other current liabilities	1,606	(2,765)
Accrued compensation related costs	2,284	(21,412)
Other liabilities	(1,186)	(522)
Operating lease liabilities, net of amortization of right-of-use assets	(416)	(780)
Changes in operating assets and liabilities:	6,843	(38,737)
Net cash provided by (used in) operating activities	30,945	(9,315)
Cash flows used in investing activities:
Purchase of property, plant, and equipment	(10,596)	(13,339)
Acquisitions, net of cash acquired	(12,490)	(35,349)
Purchase of therapeutic program equipment leased to third parties under operating leases	(1,358)	(870)
Proceeds from sale of property, plant, and equipment	1,392	1,332
Net cash used in investing activities	(23,052)	(48,226)
Cash flows used in financing activities:
Payment of employee taxes on share-based compensation	(3,478)	(4,560)
Payment on Seller Notes	(5,000)	(2,265)
Repayment of term loan	(36,263)	(2,525)
Payments of financing lease obligations	(515)	(529)
Payments under vendor financing arrangements	—	(1,375)
Proceeds from the exercise of options	51	371
Net cash used in financing activities	(45,205)	(10,883)
Decrease in cash and cash equivalents	(37,312)	(68,424)
Cash and cash equivalents at beginning of period	61,692	144,602
Cash and cash equivalents at end of period	$24,380	$76,178
Non-cash financing and investing activities:

Purchase of property, plant, and equipment in accounts payable at period end	$2,732	$3,349
Seller Notes and other non-cash consideration related to acquisitions	4,002	10,057
Right-of-use assets obtained in exchange for finance lease obligations	223	95
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
Recent Developments Regarding COVID-19
We are subject to risks and uncertainties as a result of the outbreak of the novel coronavirus (“COVID-19”) pandemic (“COVID-19 pandemic”). The extent and duration of the impact of the COVID-19 pandemic on our operations and financial condition remain uncertain and difficult to predict. As a result of the COVID-19 pandemic, we believe that our patients are continuing to defer visits to our O&P clinics, as well as elective surgical procedures, both of which impact our business volumes through decreased patient encounters and physician referrals. While the emerging variants of the COVID-19 virus continue to contribute to employee absences and our use of temporary labor, we believe the overall adverse impact of the COVID-19 pandemic on our business volumes has diminished and stabilized over time. The United States government has responded with fiscal policy measures intended to support the healthcare industry and economy as a whole, including the passage of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in March 2020.
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
The CARES Act also provided for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allowed us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We paid the first half in September 2021, and deferred $5.9 million of payroll taxes within Accrued compensation related costs in the condensed consolidated balance sheet as of June 30, 2022.
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
Note B — Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units, and performance-based units calculated using the treasury stock method. Total anti-dilutive shares excluded from the diluted earnings per share computation were 213,957 and 100,387 for the three and six months ended June 30, 2022 and 2,721 and 1,302 for the three and six months ended June 30, 2021.
Our Credit Agreement (as defined below) restricts the payment of dividends or other distributions to our shareholders by us or any of our subsidiaries. See Note K - “Debt and Other Obligations” within these condensed consolidated financial statements.

The reconciliation of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands except share and per share amounts)	2022	2021	2022	2021
Net income	$10,117	$10,159	$2,140	$6,829

Weighted average shares outstanding - basic	39,089,865	38,647,042	38,946,937	38,458,733
Effect of potentially dilutive restricted stock units and options	160,870	561,113	346,838	757,992
Weighted average shares outstanding - diluted	39,250,735	39,208,155	39,293,775	39,216,725

Basic income per share	$0.26	$0.26	$0.05	$0.18

Diluted income per share	$0.26	$0.26	$0.05	$0.17
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
The following table disaggregates revenue from contracts with customers in our Patient Care segment for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Patient Care Segment
Medicare	$83,013	$74,248	$148,867	$131,583
Medicaid	49,334	43,688	88,606	77,736
Commercial insurance / managed care (excluding Medicare and Medicaid managed care)	88,801	79,769	166,144	149,432
VA	25,393	21,633	46,442	41,397
Private Pay	19,129	17,449	35,429	32,321
Total	$265,670	$236,787	$485,488	$432,469
The impact to revenue related to prior period performance obligations was not material for the three and six months ended June 30, 2022 or 2021.
Products & Services Segment
Revenue in our Products & Services segment is derived from the distribution of O&P components and from therapeutic solutions which includes the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.

The following table disaggregates revenue from contracts with customers in our Products & Services segment for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$35,978	$33,275	$67,368	$63,935
Therapeutic solutions	10,385	10,757	20,464	21,885
Total	$46,363	$44,032	$87,832	$85,820
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
Our expected loss methodology is developed using historical liquidation rates, current and future economic and market conditions, and a review of the current status of our patients and customers’ trade accounts receivable balances. We also group our receivables into similar risk pools to better measure the risks for each pool. After evaluating the risk for each pool, we have determined that additional credit loss risk is immaterial for the Patient Care segment. For the Products & Services segment, an allowance for doubtful accounts is recorded, which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.” As of June 30, 2022, we have considered the current and future economic and market conditions resulting in a decrease to the allowance for doubtful accounts by approximately $0.1 million since December 31, 2021.
Accounts receivable, net as of June 30, 2022 and December 31, 2021 is comprised of the following:

	As of June 30, 2022			As of December 31, 2021
(in thousands)	Patient Care	Products & Services	Consolidated	Patient Care	Products & Services	Consolidated
Gross charges before estimates for implicit price concessions	$167,017	$23,527	$190,544	$173,115	$21,459	$194,574
Less estimates for implicit price concessions:
Payor disallowances	(30,863)	—	(30,863)	(33,007)	—	(33,007)
Patient non-payments	(6,835)	—	(6,835)	(7,500)	—	(7,500)
Accounts receivable, gross	129,319	23,527	152,846	132,608	21,459	154,067
Allowance for doubtful accounts	—	(1,948)	(1,948)	—	(2,009)	(2,009)
Accounts receivable, net	$129,319	$21,579	$150,898	$132,608	$19,450	$152,058

Note E — Inventories
Our inventories are comprised of the following:

	As of June 30,	As of December 31,
(in thousands)	2022	2021
Raw materials	$23,850	$22,759
Work in process	20,772	15,807
Finished goods	43,396	48,896
Total inventories	$88,018	$87,462
Note F — Acquisitions
2022 Acquisition Activity
During 2022, we completed the following acquisitions of O&P clinics with the intention of expanding the geographic footprint of our patient care offerings through the acquisitions of these high quality O&P providers. None of the acquisitions were individually material to our financial position, results of operations, or cash flows.
•In the first quarter of 2022, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $5.0 million, of which $4.0 million was cash consideration, net of cash acquired, and $1.0 million was issued in the form of notes to shareholders at fair value.
•In the second quarter of 2022, we completed the acquisitions of all the outstanding equity interests of two O&P businesses for total consideration of $11.7 million, of which $8.5 million was cash consideration, net of cash acquired, and $3.2 million was issued in the form of notes to shareholders at fair value.
We accounted for these transactions under the acquisition method of accounting and have reported the results of operations of each acquisition as of the respective dates of the acquisitions. We based the estimated fair values of intangible assets on an income approach utilizing the excess earnings method for customer relationships. The income approach utilizes management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions. Other significant judgments used in the valuation of tangible assets acquired in the acquisitions include estimated selling price of inventory and estimated replacement cost for acquired property, plant, and equipment. For all other assets acquired and liabilities assumed, the fair value reflects the carrying value of the asset or liability due to their short maturity. We recorded the excess of the fair value of the consideration transferred in the acquisitions over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities, anticipated synergies through the scale of our O&P operations, and the assembled workforce. We expect that substantially all of the goodwill, which has been assigned to our Patient Care reporting unit, will not be deductible for federal income tax purposes.
Acquisition-related costs associated with Hanger’s acquisition of O&P businesses are included in general and administrative expenses in our condensed consolidated statements of operations. Total acquisition-related costs incurred during the three and six months ended June 30, 2022 were $0.3 million and $0.6 million, respectively, which includes those costs for transactions that are in progress or were not completed during the respective period. Acquisition-related costs incurred for the acquisitions completed during the three and six months ended June 30, 2022 were $0.2 million and $0.3 million, respectively.
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

The aggregate purchase price of these acquisitions was allocated on a preliminary basis as follows:

(in thousands)
Cash paid, net of cash acquired	$12,490
Issuance of Seller Notes at fair value	4,195
Additional consideration	36
Aggregate purchase price	16,721

Accounts receivable	697
Inventories	865
Customer relationships (Weighted average useful life of 5.0 years)	2,270
Non-compete agreements (Weighted average useful life of 5.0 years)	243
Other assets and liabilities, net	(418)
Net assets acquired	3,657
Goodwill	$13,064
Right-of-use assets and lease liabilities related to operating leases recognized in connection with the acquisitions completed for the six months ended June 30, 2022 were $0.7 million.
During the third quarter of 2022 to date, we completed the acquisitions of two O&P businesses for a total purchase price of $8.1 million. Total consideration transferred for these acquisitions is comprised of $6.3 million in cash consideration and $1.8 million in the form of notes to shareholders at fair value. Due to the proximity in time of these transactions to the filing of this Form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets purchased and liabilities assumed in the acquisitions. Acquisition-related expenses related to these transactions were not material.
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
The following table summarizes the activity in goodwill of the Patient Care operating segment for the period indicated:

	For the Three Months Ended June 30, 2022
(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
As of December 31, 2021	$792,222	$(428,668)	$363,554
Additions from acquisitions	13,064	—	13,064
Measurement period adjustments (1)	546	—	546
As of June 30, 2022	$805,832	$(428,668)	$377,164
(1) Measurement period adjustments primarily relate to 2021 acquisitions of approximately $0.5 million and are primarily attributable to adjustments to the preliminary allocations of acquired assets.

The balances related to intangible assets as of June 30, 2022 are as follows:

	As of June 30, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$30,894	$(12,799)	$—	$18,095
Trade name	255	(214)	—	41
Patents and other intangibles	9,818	(6,924)	—	2,894
Definite-lived intangible assets	40,967	(19,937)	—	21,030
Indefinite-lived trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$50,037	$(19,937)	$(4,953)	$25,147
Amortization expense related to other intangible assets was approximately $1.7 million and $3.3 million for the three and six months ended June 30, 2022, respectively, and $1.2 million and $2.2 million for the three and six months ended June 30, 2021, respectively.
Note H — Other Current Assets and Other Assets
Other current assets consist of the following:

	As of June 30,	As of December 31,
(in thousands)	2022	2021
Non-trade receivables	$6,582	$7,725
Prepaid maintenance	5,658	4,553
Prepaid insurance	1,706	510
Other prepaid assets	5,668	3,748
Total other current assets	$19,614	$16,536
Other assets consist of the following:

	As of June 30,	As of December 31,
(in thousands)	2022	2021
Implementation costs for cloud computing arrangements	$6,213	$6,459
Cash surrender value of company-owned life insurance	3,945	4,471
Finance lease right-of-use assets	2,563	2,732
Deposits	2,240	2,178
Non-trade receivables	1,565	1,172
Other	2,026	933
Total other assets	$18,552	$17,945

Note I — Accrued Expenses and Other Current Liabilities and Other Liabilities
Accrued expenses and other current liabilities consist of:

	As of June 30,	As of December 31,
(in thousands)	2022	2021
Patient prepayments, deposits, and refunds payable	$29,236	$26,475
Insurance and self-insurance accruals	9,857	8,943
Accrued sales taxes and other taxes	8,272	7,803
Accrued professional fees	1,400	750
Accrued interest payable	774	707
Derivative liability	—	6,425
Other current liabilities	6,612	9,296
Total	$56,151	$60,399
Other liabilities consist of:

	As of June 30,	As of December 31,
(in thousands)	2022	2021
Supplemental executive retirement plan obligations	$18,980	$20,779
Long-term insurance accruals	7,599	7,112
Derivative liability	—	4,664
Other	2,268	2,285
Total	$28,847	$34,840
Note J — Income Taxes
We recorded a provision for income taxes of $3.0 million and $0.9 million for the three and six months ended June 30, 2022, respectively. The effective tax rate was 22.8% and 29.0% for the three and six months ended June 30, 2022, respectively. We recorded a provision for income taxes of $2.6 million and $0.5 million for the three and six months ended June 30, 2021, respectively. The effective tax rate was 20.5% and 6.3% for the three and six months ended June 30, 2021, respectively.
The increase in the effective tax rate for the three months ended June 30, 2022 compared with the three months ended June 30, 2021 is primarily attributable to a windfall from share-based compensation for the three months ended June 30, 2021 compared to a shortfall from share-based compensation for the three months ended June 30, 2022. Our effective tax rate for the three months ended June 30, 2022 is similar to the federal statutory tax rate of 21%, but the difference consists primarily of research and development credits offset by non-deductible expenses and shortfall from share-based compensation. Our effective tax rate for the three months ended June 30, 2021 differed from the federal statutory tax rate of 21% primarily due to research and development credits, non-deductible expenses, and windfall from share-based compensation.
For the year ending December 31, 2022, we estimate a research and development tax credit of $2.7 million, net of tax reserves. We record the tax benefit, net of tax reserves, as a deferred tax asset. For the year ended December 31, 2021, we recognized research and development tax credits of $4.3 million, net of tax reserves.

Note K — Debt and Other Obligations
Debt consists of the following:

	As of June 30,	As of December 31,
(in thousands)	2022	2021
Debt:
Term Loan B	$449,800	$486,063
Seller Notes	28,885	29,812
Deferred payment obligation	4,000	4,000
Finance lease liabilities and other	3,112	3,344
Total debt before unamortized discount and debt issuance costs	485,797	523,219
Unamortized discount and debt issuance costs, net	(5,139)	(5,974)
Total debt	$480,658	$517,245

Current portion of long-term debt:
Term Loan B	$5,050	$5,050
Seller Notes	9,672	8,969
Finance lease liabilities and other	914	919
Total current portion of long-term debt	15,636	14,938
Long-term debt	$465,022	$502,307
Credit Agreement and Term B Borrowings
As of June 30, 2022, we have a Senior Credit Facility (the “Credit Agreement”) which provides for (i) a Term Loan B facility with $449.8 million outstanding which is due in quarterly principal installments with all remaining outstanding principal due at maturity in March 2025 and (ii) a revolving credit facility with an availability of $135.0 million which matures on November 23, 2026 (subject to a springing maturity if the term loans outstanding under the Credit Agreement are not repaid prior to the date that is 91 days prior to the stated maturity thereof). In June 2022, in addition to our normal quarterly principal payment of $1.3 million, we made an additional prepayment of $33.7 million, for total repayments of $35.0 million under the Credit Agreement. Availability under the revolving credit facility is reduced by outstanding letters of credit, which were $5.2 million as of June 30, 2022, resulting in approximately $129.8 million in available borrowing capacity.
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
Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, subject to a LIBOR interest rate floor of 0.00% per annum, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. For the three months ended June 30, 2022, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 4.2%. We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note M - “Derivative Financial Instruments.”
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

The Credit Agreement and its amendments contain various restrictions and covenants, including: (i) requirements that we maintain certain financial ratios at prescribed levels, (ii) a prohibition on payment of dividends and other distributions and (iii) restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions outside the healthcare industry. The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement: (i) a maximum consolidated first lien net leverage ratio (“Net Leverage Ratio”) (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) shall be up to (a) 5.00 to 1.00 for the fiscal quarters ending June 30, 2022, and September 30, 2022 and (b) 4.75 to 1.00 for the fiscal quarter ending December 31, 2022 and the last day of each fiscal quarter thereafter, (ii) permit, at our election and up to three times during the term of the Credit Agreement, the maximum allowable leverage ratio for covenant purposes to be temporarily increased by an additional 0.50 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions, and (iii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter.
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
We were in compliance with all covenants at June 30, 2022.
Seller Notes and the Deferred Payment Obligation
We typically issue subordinated promissory notes (“Seller Notes”) as a part of the consideration transferred when making acquisitions. The Seller Notes are unsecured and are presented net of unamortized discount of $0.8 million and $0.9 million as of June 30, 2022 and December 31, 2021, respectively. We measure these instruments at their estimated fair values as of the respective acquisition dates. The stated interest rates on these instruments range from 2.50% to 3.00%. Principal and interest are payable in quarterly or annual installments and mature through May 2027.
Amounts due under the deferred payment obligation to the former shareholders of an acquired O&P business are unsecured and presented net of unamortized discount of $0.4 million as of June 30, 2022 and December 31, 2021. The deferred payment obligation was measured at its estimated fair value as of the acquisition date and accrues interest at a rate of 3.0%. Principal and interest payments under the deferred payment obligation are due in annual installments beginning in 2024 and for three years thereafter.
Note L — Fair Value Measurements
Financial Instruments
The carrying value of our outstanding term loan as of June 30, 2022 (excluding unamortized discounts and debt issuance costs of $4.3 million) was $449.8 million compared to its fair value of $432.9 million. The carrying value of our outstanding term loan as of December 31, 2021 (excluding unamortized discounts and debt issuance costs of $5.1 million) was $486.1 million compared to its fair value of $484.8 million. Our estimates of fair value are based on a discounted cash flow model and an indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.
We have interest rate swap agreements designated as cash flow hedges which are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement. See Note K - “Debt and Other Obligations” and Note M - “Derivative Financial Instruments” for further information.

We believe that the carrying value of the Seller Notes and the deferred payment obligation approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement. The carrying value of our outstanding Seller Notes and the deferred payment obligation issued in connection with past acquisitions as of June 30, 2022 and December 31, 2021 was $32.1 million and $32.9 million, net of unamortized discounts of $0.8 million and $0.9 million, respectively.
Note M — Derivative Financial Instruments
Cash Flow Hedges of Interest Rate Risk
In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024. As of June 30, 2022 and December 31, 2021, our swaps had a notional value outstanding of $275.0 million and $287.5 million, respectively.
Change in Net Loss on Cash Flow Hedges Included in Accumulated Other Comprehensive Loss
The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the three months ended June 30, 2022 and 2021, respectively:

(in thousands)	Cash Flow Hedges
Balance as of March 31, 2022	$(1,608)
Unrealized gain recognized in other comprehensive income before reclassifications, net of tax	1,481
Reclassification to interest expense, net of tax	1,385
Balance as of June 30, 2022	$1,258

Balance as of March 31, 2021	$(14,259)
Unrealized loss recognized in other comprehensive loss before reclassifications, net of tax	(712)
Reclassification to interest expense, net of tax	1,937
Balance as of June 30, 2021	$(13,034)
The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the six months ended June 30, 2022 and 2021, respectively:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2021	$(8,504)
Unrealized gain recognized in other comprehensive income, net of tax	6,501
Reclassification to interest expense, net	3,261
Balance as of June 30, 2022	$1,258

Balance as of December 31, 2020	$(16,771)
Unrealized loss recognized in other comprehensive loss, net of tax	(183)
Reclassification to interest expense, net	3,920
Balance as of June 30, 2021	$(13,034)

The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022		As of December 31, 2021
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Other current assets	$922	$—	$—	$—
Other assets	751	—	—	—
Accrued expenses and other current liabilities	—	—	—	6,425
Other liabilities	—	—	—	4,664
Note N — Share-Based Compensation
On May 19, 2022, the shareholders approved the Hanger, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”). The 2022 Plan authorizes the issuance of (a) up to 1,960,000 shares of Common Stock, plus (b) 402,974 shares available for issuance under the Hanger, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”). Upon approval of the 2022 Plan, the 2019 Plan was no longer available for future awards.
As of June 30, 2022, there were 1,519,125 unvested restricted stock awards outstanding. This was comprised of 1,127,637 employee service-based awards with a weighted average grant date fair value of $20.64 per share and 391,488 employee performance-based awards with a weighted average grant date fair value of $20.58 per share. As of June 30, 2022, there were 253,908 outstanding options exercisable with a weighted average exercise price of $12.77 and average remaining contractual term of 4.9 years.
We recognized approximately $3.6 million and $6.5 million of share-based compensation expense for the three and six months ended June 30, 2022, respectively, and a total of approximately $3.2 million and $6.4 million of share-based compensation expense for the three and six months ended June 30, 2021, respectively. Share-based compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.
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

We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in net benefit cost and obligation during the three and six months ended June 30, 2022 and 2021 is as follows:

Change in Benefit Obligation:
(in thousands)	2022	2021
Benefit obligation as of March 31	$16,273	$18,079
Service cost	116	123
Interest cost	100	88
Payments	(12)	(12)
Benefit obligation as of June 30	$16,477	$18,278

Benefit obligation as of December 31, 2021 and 2020, respectively	$17,935	$19,746
Service cost	232	246
Interest cost	199	175
Payments	(1,889)	(1,889)
Benefit obligation as of June 30	$16,477	$18,278

Amounts Recognized in the Condensed Consolidated Balance Sheets:
	As of June 30,	As of December 31,
(in thousands)	2022	2021
Current accrued expenses and other current liabilities	$1,913	$1,913
Non-current other liabilities	14,564	16,022
Total accrued liabilities	$16,477	$17,935

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
As of June 30, 2022 and December 31, 2021, the estimated accumulated benefit obligation is $4.5 million and $4.8 million, of which $4.2 million and $4.1 million is funded and $0.3 million and $0.6 million is unfunded at June 30, 2022 and December 31, 2021, respectively.
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
Patient Care - This segment is primarily comprised of Hanger Clinic, which specializes in comprehensive, outcomes-based design, fabrication, and delivery of custom O&P devices. We also provide payor network contracting services to other O&P providers through this segment. The principal reimbursement sources for our services are:
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
Products & Services - This segment is comprised of our distribution services and therapeutic solutions businesses. As a leading provider of O&P products in the United States, we engage in the distribution of a broad catalog of branded and private label O&P devices, products, and components to independent O&P providers nationwide. The other business in our Products & Services segment is our therapeutic solutions business, which develops specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation to patients.
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

	Patient Care		Products & Services
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net revenues
Third party	$265,670	$236,787	$46,363	$44,032
Intersegments	—	—	63,433	54,900
Total net revenues	265,670	236,787	109,796	98,932
Material costs
Third party suppliers	71,623	62,631	26,810	26,640
Intersegments	10,462	9,086	52,971	45,814
Total material costs	82,085	71,717	79,781	72,454
Personnel expenses	93,838	83,198	16,437	14,351
Other expenses	44,426	37,445	6,871	6,763
Depreciation & amortization	4,783	4,787	2,179	1,963
Segment income from operations	$40,538	$39,640	$4,528	$3,401

	Patient Care		Products & Services
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net revenues
Third party	$485,488	$432,469	$87,832	$85,820
Intersegments	—	—	118,108	101,905
Total net revenues	485,488	432,469	205,940	187,725
Material costs
Third party suppliers	131,541	114,290	52,484	50,151
Intersegments	21,520	17,349	96,588	84,556
Total material costs	153,061	131,639	149,072	134,707
Personnel expenses	180,247	158,952	31,703	28,477
Other expenses	85,122	73,586	13,928	12,566
Depreciation & amortization	9,527	9,602	4,202	3,898
Segment income from operations	$57,531	$58,690	$7,035	$8,077

A reconciliation of the total of the reportable segments’ income from operations to consolidated net income is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Income from operations
Patient Care	$40,538	$39,640	$57,531	$58,690
Products & Services	4,528	3,401	7,035	8,077
Corporate & other	(24,279)	(22,947)	(46,324)	(44,652)
Income from operations	20,787	20,094	18,242	22,115
Interest expense, net	7,524	7,152	14,909	14,492
Non-service defined benefit plan expense	160	167	320	334
Income before income taxes	13,103	12,775	3,013	7,289
Provision for income taxes	2,986	2,616	873	460
Net income	$10,117	$10,159	$2,140	$6,829
A reconciliation of the reportable segments’ net revenues to consolidated net revenues is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net revenues
Patient Care	$265,670	$236,787	$485,488	$432,469
Products & Services	109,796	98,932	205,940	187,725
Corporate & other	—	—	—	—
Consolidating adjustments	(63,433)	(54,900)	(118,108)	(101,905)
Consolidated net revenues	$312,033	$280,819	$573,320	$518,289
A reconciliation of the reportable segments’ material costs to consolidated material costs is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Material costs
Patient Care	$82,085	$71,717	$153,061	$131,639
Products & Services	79,781	72,454	149,072	134,707
Corporate & other	—	—	—	—
Consolidating adjustments	(63,433)	(54,900)	(118,108)	(101,905)
Consolidated material costs	$98,433	$89,271	$184,025	$164,441

Note R — Subsequent Events

On July 21, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hero Parent, Inc., a Delaware corporation (“Parent”), and Hero Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are indirect subsidiaries of funds managed and advised by Patient Square Capital, a dedicated health care investment firm. The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). At the Effective Time (as defined in the Merger Agreement), by virtue of the Merger, each share of common stock of the Company issued and outstanding immediately prior to the Effective will be converted automatically into the right to receive $18.75 per share in cash. After the Merger, Hanger’s common stock will no longer be traded on the New York Stock Exchange.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of Transaction with Patient Square Capital

On July 21, 2022, Hanger, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hero Parent, Inc., a Delaware corporation (“Parent”), and Hero Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are indirect subsidiaries of funds managed and advised by Patient Square Capital, a dedicated health care investment firm. The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). At the Effective Time (as defined in the Merger Agreement), by virtue of the Merger, each share of common stock of the Company issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive $18.75 per share in cash. After the Merger, Hanger’s common stock will no longer be traded on the New York Stock Exchange and will be deregistered under the Securities Exchange Act of 1934, as amended.
The descriptions of the Merger Agreement and the transactions contemplated thereby contained in this Quarterly Report on Form 10-Q are summaries only and are qualified in their entirety by reference to the full text of the Merger Agreement, which was included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2022.
The closing of the Merger is subject to various closing conditions, including (i) adoption and approval of the Merger Agreement, including the Merger, by holders of a majority of the Company’s shares of common stock then outstanding, (ii) the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or any other similar approvals, (iii) the consummation of the Merger shall not be restrained, enjoined or prohibited by any law or order that is continuing and remains in effect, and (iv) subject to Company Material Adverse Effect (as defined in the Merger Agreement) and other customary materiality qualifications, the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants and agreements contained in the Merger Agreement. The closing of the Merger is not subject to a financing condition.
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

These statements involve risks, estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in these statements and elsewhere in this report. These uncertainties include, but are not limited to, the inability to consummate the Merger within the anticipated time period, or at all, due to any reason, including the failure to obtain required regulatory approvals, satisfy the other conditions to the consummation of the Merger or complete necessary financing arrangements; the risk that the Merger disrupts our current plans and operations or diverts management’s attention from its ongoing business; the effects of the Merger on our business, operating results, and ability to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom we do business; the risk that our stock price may decline significantly if the Merger is not consummated; the nature, cost, and outcome of any legal proceedings related to the Merger, contractual, inflationary, and other general cost increases, including with regard to costs of labor, raw materials, and freight; labor shortages and increased turnover in our employee base; the financial and business impacts of the COVID-19 pandemic on our operations and the operations of our customers, suppliers, governmental and private payors, and others in the healthcare industry and beyond; federal laws governing the health care industry; governmental policies affecting O&P operations, including with respect to reimbursement; failure to successfully implement a new enterprise resource planning system or other disruptions to information technology systems; the inability to successfully execute our acquisition strategy, including integration of recently acquired O&P clinics into our existing business; changes in the demand for our O&P products and services, including additional competition in the O&P services market; disruptions to our supply chain; our ability to enter into and derive benefits from managed-care contracts; our ability to successfully attract and retain qualified O&P clinicians; and other risks and uncertainties generally affecting the health care industry.

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in comprehensive, outcomes-based design, fabrication, and delivery of custom O&P devices through 761 patient care clinics and 117 satellite locations in 48 states, the District of Columbia, and the U.S. Virgin Islands as of June 30, 2022. We also provide payor network contracting services to other O&P providers through this segment.
Our Products & Services segment is comprised of our distribution services and therapeutic solutions businesses. As a leading provider of O&P products in the United States, we engage in the distribution of a broad catalog of branded and private label O&P devices, products, and components to independent O&P providers nationwide. The other business in our Products & Services segment is our therapeutic solutions business, which develops specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation to patients at approximately 3,800 skilled nursing and post-acute providers nationwide.
For the three and six months ended June 30, 2022, our net revenues were $312.0 million and $573.3 million, respectively, and we recorded net income of $10.1 million and $2.1 million, respectively. For the three and six months ended June 30, 2021, our net revenues were $280.8 million and $518.3 million, respectively, and we recorded net income of $10.2 million and $6.8 million, respectively.
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
Products & Services
Through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we distribute branded and private label devices, products, and components to independent O&P clinics and other customers. Through our wholly-owned subsidiary, Accelerated Care Plus Corp. (“ACP”), our therapeutic solutions business is a leading provider of rehabilitation technologies and integrated clinical programs to skilled nursing and post-acute rehabilitation providers. Our value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence-based clinical programs, and ongoing consultative education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. We currently serve approximately 3,800 skilled nursing and post-acute providers nationwide. Through our SureFit subsidiary, we also manufacture and sell therapeutic footwear for diabetic patients in the podiatric market. We also operate the Hanger Fabrication Network, which fabricates custom O&P devices for our patient care clinics, as well as for independent O&P clinics.
Through our internal “supply chain” organization, we purchase, warehouse, and distribute over 350,000 active SKUs from approximately 750 different suppliers through SPS or directly to our own clinics within our Patient Care segment. Our warehousing and distribution facilities provide us with the ability to deliver products to the vast majority of our customers in the United States within two business days. In Q2 2022, we closed the warehouse and distribution facilities in Illinois and Texas, consolidating their operations into our Georgia and Nevada facilities.
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

Effects of the COVID-19 Pandemic
We began to see a reduction in business volumes as a result of the COVID-19 pandemic starting in the last weeks of March 2020. As federal, state, and local authorities implemented social distancing and suppression measures to respond to an increasing number of nationwide COVID-19 infections, we experienced a decrease in our patient appointments and general business volumes. In response, during the last week of March 2020, we made certain changes to our operations, implemented a broad number of cost reduction measures, and delayed certain capital investment projects. Although our business volumes have shown gradual improvement from their initial significant decline in mid-2020, our results of operations were adversely affected by COVID throughout 2020, 2021 and into the early months of 2022. The volume effects and our operating responses are discussed further in this section, and the effects of COVID-19 on our financial condition are discussed in the “Financial Condition, Liquidity and Capital Resources” section below. Our results of operations for any quarter during the COVID-19 pandemic may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. Additionally, current period comparisons should be viewed in the context of the adverse effects which the COVID-19 pandemic had on comparative prior period results.
Effect on Business Volumes
In the early months of 2021, vaccines for combating COVID-19 were approved by the US Food and Drug Administration, and the US government began a phased roll out. However, the initial quantities of the vaccines were limited, and the US government prioritized distribution to front-line health care workers and other essential workers, followed by individual populations that were most susceptible to the severe effects of COVID-19. The lack of achievement of broad immunity coupled with an increase in infections caused by variants contributed to an increase in the duration and effect of COVID-19 on our business volumes and staffing shortages. Specifically, we experienced increased employee absences, particularly due to the Delta variant in the third quarter of 2021 and the Omicron variant in December of 2021 and January of 2022. We believe our business volumes during those periods were inhibited primarily by reduced medical procedures due to surgical constraints, reduced referral volumes from in-patient and out-patient providers due to decreases in their volumes and the effect of COVID related protocols on their businesses, patient hesitancy to seek care during the pandemic, and increased patient mortality. Additionally, we believe that our patient volumes have been affected by our own labor constraints in technical and administrative positions, employee absences related to COVID-19, as well as decreases in our sales of off-the-shelf orthotic devices. While the emerging variants of the COVID-19 virus continue to contribute to employee absences and our use of temporary labor, we believe the overall adverse impact of the COVID-19 pandemic on our business volumes has diminished and stabilized over time.
Patient appointments in our clinics during the second quarter of 2022 increased by approximately 2% as compared to the corresponding period in 2021. During the quarter, our prosthetics and orthotics day-adjusted sales, excluding acquisitions, increased by 6.2% on a per day basis, when compared to the same period in the prior year.
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
We recommenced our implementation of supply chain and financial systems, further discussed in the “New Systems Implementations” section, in the second quarter of 2021, after we elected to temporarily delay these activities in 2020 as part of our efforts to preserve liquidity. We also recommenced activities related to the reconfiguration of our distribution facilities in the second quarter of 2021, after they were suspended in 2020, which are still currently ongoing.
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
The CARES Act also provided for a deferral of the employer portion of payroll taxes incurred during the COVID-19 pandemic through December 2020. The provisions allowed us to defer half of such payroll taxes until December 2021 and the remaining half until December 2022. We paid the first half in September 2021, and deferred the remaining $5.9 million of payroll taxes within Accrued compensation related costs in the condensed consolidated balance sheet as of June 30, 2022.
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

Reimbursement Trends
In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the VA. The following is a summary of our payor mix, expressed as an approximate percentage of net revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Medicare	31.2%	31.4%	30.7%	30.4%
Medicaid	18.6%	18.5%	18.3%	18.0%
Commercial insurance / managed care (excluding Medicare and Medicaid managed care)	33.4%	33.7%	34.2%	34.6%
VA	9.6%	9.1%	9.6%	9.6%
Private Pay	7.2%	7.3%	7.2%	7.4%
Patient Care	100.0%	100.0%	100.0%	100.0%
Patient Care constituted 85.1% and 84.7% of our net revenues for the three and six months ended June 30, 2022 and 84.3% and 83.4% for the three and six months ended June 30, 2021. Our remaining net revenues were provided by our Products & Services segment which derives its net revenues from commercial transactions with independent O&P providers, healthcare facilities, and other customers. In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.
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

Payor disallowances is considered an adjustment to the transaction price. Estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are presented as a reduction of net revenues. These amounts recorded in net revenues within the Patient Care segment for the three and six months ended June 30, 2022 and 2021 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Gross charges	$277,870	$245,196	$507,792	$446,648
Less estimated implicit price concessions arising from:
Payor disallowances	10,385	6,802	18,770	11,316
Patient non-payments	1,815	1,607	3,534	2,863
Payor disallowances and patient non-payments	12,200	8,409	22,304	14,179
Net revenues	$265,670	$236,787	$485,488	$432,469

Payor disallowances	$10,385	$6,802	$18,770	$11,316
Patient non-payments	1,815	1,607	3,534	2,863
Payor disallowances and patient non-payments	$12,200	$8,409	$22,304	$14,179

Payor disallowances %	3.7%	2.8%	3.7%	2.5%
Patient non-payments %	0.7%	0.6%	0.7%	0.7%
Percent of gross charges	4.4%	3.4%	4.4%	3.2%
Included in the results above, are clinics that have been recently acquired. Acquired clinics typically continue to operate on their legacy systems for the first 90 to 180 day before they are fully integrated over to Hanger’s systems and related processes. While operating on their legacy systems, the rate of payor disallowances and patient non-payments run higher than the rates experienced on Hanger’s systems. Excluding acquisitions since 2020, the percent of payor disallowances and patient non-payments would have been 4.0% and 3.8% for the three and six months ended June 30, 2022, respectively, and 3.2% and 2.8% for the three and six months ended June 30, 2021, respectively.
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
Acquisitions
During 2022, we completed the following acquisitions of O&P clinics with the intention of expanding the geographic footprint of our patient care offerings through the acquisitions of these high quality O&P providers. None of the acquisitions were individually material to our financial position, results of operations, or cash flows.
•In the first quarter of 2022, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $5.0 million, of which $4.0 million was cash consideration, net of cash acquired, and $1.0 million was issued in the form of notes to shareholders at fair value.
•In the second quarter of 2022, we completed the acquisitions of all the outstanding equity interests of two O&P businesses for total consideration of $11.7 million, of which $8.5 million was cash consideration, net of cash acquired, and $3.2 million was issued in the form of notes to shareholders at fair value.

During the third quarter of 2022 to date, we completed the acquisitions of two O&P businesses for a total purchase price of $8.1 million. Total consideration transferred for these acquisitions is comprised of $6.3 million in cash consideration and

$1.8 million in the form of notes to shareholders at fair value. Due to the proximity in time of these transactions to the filing of this Form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets purchased and liabilities assumed in the acquisitions. Acquisition-related expenses related to these transactions were not material.
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
Acquisition-related costs associated with Hanger’s acquisition of O&P businesses are included in general and administrative expenses in our condensed consolidated statements of operations. Total acquisition-related costs incurred during the three and six months ended June 30, 2022 were $0.3 million and $0.6 million, respectively, which includes those costs for transactions that are in progress or were not completed during the respective period. Acquisition-related costs incurred for the acquisitions completed during the three and six months ended June 30, 2022 were $0.2 million and $0.3 million, respectively. Total acquisition-related costs incurred during the year ended December 31, 2021 were $2.1 million, which includes those costs for transactions that were in progress or not completed during the respective period. Acquisition-related costs incurred for acquisitions completed during the year ended December 31, 2021 were $1.6 million.
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
In connection with our New Systems Implementations, for the three and six months ended June 30, 2022, we expensed $0.4 million and $0.8 million, respectively, and for the three and six months ended June 30, 2021, we expensed $1.7 million and $2.3 million, respectively. For the year ended December 31, 2021, we expensed $5.2 million. We currently anticipate that we will spend approximately $3 million to $5 million for the full year 2022 on these systems.
As of June 30, 2022, we capitalized $6.8 million of implementation costs for cloud computing arrangements, net of accumulated amortization, and recorded in Other current assets and Other assets in the condensed consolidated balance sheet.

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
Our results are also affected, to a lesser extent, by our holding of an education fair in the first quarter of each year. This event is conducted to assist our clinicians in maintaining their training and certification requirements and to facilitate a national meeting with our clinical leaders. We also invite manufacturers of the componentry for the devices we fabricate to these annual events so they can demonstrate their products and otherwise assist in our training process. Due to the COVID-19 pandemic, the in-person event was cancelled in the first quarter of 2022, and the event was held virtually in 2021. We anticipate resuming an in-person event in 2023. During the three months ended March 31, 2021, we spent $0.3 million on travel and other costs associated with this event. In addition to the costs we incur associated with this annual event, we also lose the productivity of a significant portion of our clinicians during the period in which this event occurs, which contributes to the lower seasonal revenue level we experience during the first quarter of each year.

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

Results of Operations
Our results of operations for the three months ended June 30, 2022 and 2021 were as follows (unaudited):

	For the Three Months Ended June 30,		Percent Change
(dollars in thousands)	2022	2021	2022 vs 2021
Net revenues	$312,033	$280,819	11.1%
Material costs	98,433	89,271	10.3%
Personnel costs	110,275	97,549	13.0%
Other operating costs	38,970	32,788	18.9%
General and administrative expenses	35,444	33,110	7.0%
Depreciation and amortization	8,124	8,007	1.5%
Operating expenses	291,246	260,725	11.7%
Income from operations	20,787	20,094	3.4%
Interest expense, net	7,524	7,152	5.2%
Non-service defined benefit plan expense	160	167	(4.2)%
Income before income taxes	13,103	12,775	2.6%
Provision for income taxes	2,986	2,616	14.1%
Net income	$10,117	$10,159	(0.4)%
During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Three Months Ended June 30,
	2022	2021
Material costs	31.5%	31.8%
Personnel costs	35.3%	34.7%
Other operating costs	12.5%	11.6%
General and administrative expenses	11.4%	11.8%
Depreciation and amortization	2.6%	2.9%
Operating expenses	93.3%	92.8%
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Relevance of Second Quarter Results to Comparative and Future Periods. As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter of 2020, our revenues and operating results began to be adversely affected by the COVID-19 pandemic, a trend that continued into 2022. The effects of this public health emergency on our revenues and earnings impacted the comparison to our historical financial results. As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic may not be indicative of future financial and operational performance. Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.

Net revenues. Net revenues for the three months ended June 30, 2022 were $312.0 million, an increase of $31.2 million, or 11.1%, from $280.8 million for the three months ended June 30, 2021. Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2022	2021
Patient Care	$265,670	$236,787	$28,883	12.2%
Products & Services	46,363	44,032	2,331	5.3%
Net revenues	$312,033	$280,819	$31,214	11.1%
Patient Care net revenues for the three months ended June 30, 2022 were $265.7 million, an increase of $28.9 million, or 12.2%, from $236.8 million for the same period in the prior year. Same clinic revenues increased $14.2 million for the three months ended June 30, 2022 compared to the same period in the prior year, reflecting an increase of 6.2% on a per-day basis. This increase is driven primarily by a 3.6% increase in rate with a smaller increase of 3.3% in volume and mix. The increase is partially offset by a 0.7% increase in disallowed revenue. Net revenues from acquired clinics increased $13.7 million, and revenues from consolidations and other services increased $0.9 million.
Net revenue growth was adversely affected during the period by an increase in the relative rate of disallowed and patient non-payment revenue. As discussed in “Reimbursement Trends” above, these items constituted 4.4% of gross charges in the three month period ended June 30, 2022 compared to 3.4% for the three month period ended June 30, 2021. During the past twelve month period, disallowed and patient non-payment amounts have been 4.2% of gross charges, and as such, we believe the level reported in the second quarter to be more indicative of current trends.
Prosthetics constituted approximately 55.1% of our total Patient Care revenues for the three months ended June 30, 2022 and 53.7% for the same period in 2021, excluding the impact of acquisitions. Prosthetic revenues for the three months ended June 30, 2022 were 8.9% higher, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions. Orthotics, shoes, inserts, and other products increased by 3.0% on a per-day basis compared to the same comparative prior periods, excluding the impact of acquisitions.
Products & Services net revenues for the three months ended June 30, 2022 were $46.4 million, an increase of $2.3 million, or 5.3% from the same period in the prior year. This was primarily attributable to an increase of $2.7 million, or 8.1%, in the distribution of O&P componentry to independent providers in the period stemming primarily from lower volumes in the same period of 2021 due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above. The increase is partially offset by a decrease in net revenues from therapeutic solutions of $0.4 million, or 3.5% primarily as a result of historical customer lease cancellations and discounts, partially offset by lease installations.
Material costs. Material costs for the three months ended June 30, 2022 were $98.4 million, an increase of $9.2 million or 10.3%, from the same period in the prior year. Total material costs as a percentage of net revenues for the three months ended June 30, 2022 was 31.5% compared to 31.8% for the three months ended June 30, 2021. While we have not experienced significant inflation in our material costs during the current quarter, we believe the effect of inflation may increase during the remainder of 2022. Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2022	2021
Patient Care	$82,085	$71,717	$10,368	14.5%
Products & Services	16,348	17,554	(1,206)	(6.9)%
Material costs	$98,433	$89,271	$9,162	10.3%

Patient Care material costs increased $10.4 million, or 14.5%, for the three months ended June 30, 2022 compared to the same period in the prior year as a result of the increase in segment net sales, additional costs as a result of our acquisitions, and freight. Freight cost increases have primarily related to increased fuel surcharges and higher container costs. We currently anticipate that higher freight costs will continue to affect our material costs in future periods. Patient Care material costs as a percent of segment net revenues increased to 30.9% for the three months ended June 30, 2022 from 30.3% for the three months ended June 30, 2021.
Products & Services material costs decreased $1.2 million, or 6.9%, for the three months ended June 30, 2022 compared to the same period in the prior year. As a percent of net revenues in the Products & Services segment, material costs were 35.3% for the three months ended June 30, 2022 as compared to 39.9% in the same period of 2021. The decrease in cost of materials as a percent of segment net revenues was primarily due to product mix within the segment. However, in a similar fashion to our Patient Care segment, increases in freight costs have also affected our material costs and margin in this segment, as we rebill only a portion of our freight costs to our third party customers.
Personnel costs. Personnel costs for the three months ended June 30, 2022 were $110.3 million, an increase of $12.7 million, or 13.0%, from $97.5 million for the same period in the prior year. Personnel costs by operating segment were as follows:

	For the Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2022	2021
Patient Care	$93,838	$83,198	$10,640	12.8%
Products & Services	16,437	14,351	2,086	14.5%
Personnel costs	$110,275	$97,549	$12,726	13.0%
Personnel costs for the Patient Care segment were $93.8 million for the three months ended June 30, 2022, an increase of $10.6 million, or 12.8%, from $83.2 million in the same period of the prior year. The increase in Patient Care personnel costs during the three months ended June 30, 2022 was primarily related to an increase in salary expense of $7.8 million from the three months ended June 30, 2021. Additionally, incentive compensation, benefits, and other personnel expenses increased $1.4 million, commissions increased $0.8 million, and payroll taxes increased $0.6 million compared to the three months ended June 30, 2021.
Personnel costs in the Products & Services segment were $16.4 million for the three months ended June 30, 2022, an increase of $2.1 million compared to the same period in the prior year. The increase is primarily related to an increase in salary expense of $1.6 million from the three months ended June 30, 2021. Additionally, bonus, commissions, benefits, and other personnel cost increased $0.5 million for the three months ended June 30, 2022 compared to the same period in the prior year.
Other operating costs. Other operating costs for the three months ended June 30, 2022 were $39.0 million, an increase of $6.2 million, or 18.9%, from $32.8 million for the same period in the prior year. The increase is primarily related to an increase in rent, utilities, occupancy, and office expenses of $2.1 million from the three months ended June 30, 2021. Additionally, expenses related to a California wage and hour litigation settlement increased $1.3 million, travel increased $0.8 million, professional fees increased $0.3 million, bad debt expense increased $0.2 million, and other expenses increased $1.5 million as compared to the same period in the prior year.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2022 were $35.4 million, an increase of $2.3 million, or 7.0%, from the same period in the prior year. The increase is the result of a $1.3 million increase in severance expense, a $0.8 million increase in salary expense, and a $0.5 million increase in other expenses, partially offset by a $0.3 million decrease in incentive compensation and other personnel costs compared to the three months ended June 30, 2021.
Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2022 were $8.1 million, an increase of $0.1 million, or 1.5% from the same period in the prior year. Amortization expense increased $0.5 million and depreciation expense decreased $0.4 million when compared to the same period in the prior year.
Interest expense, net. Interest expense for the three months ended June 30, 2022 increased 5.2% to $7.5 million from $7.2 million for the same period in the prior year.

Provision for income taxes. The provision for income taxes for the three months ended June 30, 2022 was $3.0 million, or 22.8% of income before income taxes, compared to a provision of $2.6 million, or 20.5% of income before income taxes for the three months ended June 30, 2021. The increase in the effective tax rate for the three months ended June 30, 2022 compared with the three months ended June 30, 2021 is primarily attributable to a windfall from share-based compensation for the three months ended June 30, 2021 compared to a shortfall from share-based compensation for the three months ended June 30, 2022. Our effective tax rate for the three months ended June 30, 2022 is similar to the federal statutory tax rate of 21%, but the difference consists primarily of research and development credits offset by non-deductible expenses and shortfall from share-based compensation. Our effective tax rate for the three months ended June 30, 2021 differed from the federal statutory tax rate of 21% primarily due to research and development credits, non-deductible expenses, and windfall from share-based compensation.
We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law. Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment. As of June 30, 2022, our valuation allowance was approximately $2.1 million.
For the year ending December 31, 2022, we estimate a research and development tax credit of $2.7 million, net of tax reserves. We record the tax benefit, net of tax reserves, as a deferred tax asset. For the year ended December 31, 2021, we recognized research and development tax credits of $4.3 million, net of tax reserves.
Our results of operations for the six months ended June 30, 2022 and 2021 were as follows (unaudited):

	For the Six Months Ended June 30,		Percent Change
(dollars in thousands)	2022	2021	2022 vs 2021
Net revenues	$573,320	$518,289	10.6%
Material costs	184,025	164,441	11.9%
Personnel costs	211,950	187,429	13.1%
Other operating costs	75,138	64,286	16.9%
General and administrative expenses	67,886	64,013	6.1%
Depreciation and amortization	16,079	16,005	0.5%
Operating expenses	555,078	496,174	11.9%
Income from operations	18,242	22,115	(17.5)%
Interest expense, net	14,909	14,492	2.9%
Non-service defined benefit plan expense	320	334	(4.2)%
Income before income taxes	3,013	7,289	(58.7)%
Provision for income taxes	873	460	89.8%
Net income	$2,140	$6,829	(68.7)%
During these periods, our operating expenses as a percentage of net revenues were as follows:

	For the Six Months Ended June 30,
	2022	2021
Material costs	32.1%	31.7%
Personnel costs	37.0%	36.2%
Other operating costs	13.1%	12.3%
General and administrative expenses	11.8%	12.4%
Depreciation and amortization	2.8%	3.1%
Operating expenses	96.8%	95.7%

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Relevance of Six Months Ended Results to Comparative and Future Periods. As discussed in “Effects of the COVID-19 Pandemic” above, commencing late in the first quarter of 2020, our revenues and operating results began to be adversely affected by the COVID-19 pandemic, a trend that continued into 2022. The effects of this public health emergency on our revenues and earnings impacted the comparison to our historical financial results. As a result, our comparative financial and operational results when viewed as a whole for the periods impacted by the COVID-19 pandemic may not be indicative of future financial and operational performance. Please refer to the “Effects of the COVID-19 Pandemic” section above and the “Financial Condition, Liquidity and Capital Resources” section below for additional forward-looking information concerning our current expectations regarding the effect of the COVID-19 pandemic on our prospective results and financial condition.
Net revenues. Net revenues for the six months ended June 30, 2022 were $573.3 million, an increase of $55.0 million, or 10.6%, from $518.3 million for the six months ended June 30, 2021. Net revenues by operating segment, after elimination of intersegment activity, were as follows:

	For the Six Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2022	2021
Patient Care	$485,488	$432,469	$53,019	12.3%
Products & Services	87,832	85,820	2,012	2.3%
Net revenues	$573,320	$518,289	$55,031	10.6%
Patient Care net revenues for the six months ended June 30, 2022 were $485.5 million, an increase of $53.0 million, or 12.3%, from $432.5 million for the same period in the prior year. Same clinic revenues increased $27.4 million for the six months ended June 30, 2022 compared to the same period in the prior year, reflecting an increase of 6.5% on a per-day basis. Net revenues from acquired clinics increased $24.9 million, and revenues from consolidations and other services increased $0.7 million.
Prosthetics constituted approximately 53.7% of our total Patient Care revenues for the six months ended June 30, 2022 and 52.7% for the same period in 2021, excluding the impact of acquisitions. Prosthetic revenues for the six months ended June 30, 2022 were 8.4% higher, on a per-day basis, than the same period in the prior year, excluding the impact of acquisitions. Orthotics, shoes, inserts, and other products increased by 4.3% on a per-day basis compared to the same comparative prior periods, excluding the impact of acquisitions.
Products & Services net revenues for the six months ended June 30, 2022 were $87.8 million, an increase of $2.0 million, or 2.3% from the same period in the prior year. This was primarily attributable to an increase of $3.4 million, or 5.4%, in the distribution of O&P componentry in the period to independent providers stemming primarily from lower volumes in the same period of 2021 due to the COVID-19 pandemic, as discussed in the “Effects of the COVID-19 Pandemic” section above. The increase is partially offset by a decrease in net revenues from therapeutic solutions of $1.4 million, or 6.5% primarily as a result of historical customer lease cancellations and discounts, partially offset by lease installations.
Material costs. Material costs for the six months ended June 30, 2022 were $184.0 million, an increase of $19.6 million or 11.9%, from the same period in the prior year. Total material costs as a percentage of net revenues increased to 32.1% in the six months ended June 30, 2022 from 31.7% in the six months ended June 30, 2021 due to changes in our Patient Care segment business as discussed further below. While we have not experienced significant inflation in our material costs during the current year, we believe the effect of inflation may increase during the remainder of 2022. Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Six Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2022	2021
Patient Care	$153,061	$131,639	$21,422	16.3%
Products & Services	30,964	32,802	(1,838)	(5.6)%
Material costs	$184,025	$164,441	$19,584	11.9%

Patient Care material costs increased $21.4 million, or 16.3%, for the six months ended June 30, 2022 compared to the same period in the prior year as a result of the increase in segment net sales, additional costs as a result of our acquisitions, freight, and increase in our use of third-party fabricators. Freight cost increases have primarily related to increased fuel surcharges and higher container costs. We currently anticipate that higher freight costs will continue to affect our material costs in future periods. Patient Care material costs as a percent of segment net revenues increased to 31.5% for the six months ended June 30, 2022 from 30.4% for the six months ended June 30, 2021.
Products & Services material costs decreased $1.8 million, or 5.6%, for the six months ended June 30, 2022 compared to the same period in the prior year. As a percent of net revenues in the Products & Services segment, material costs were 35.3% for the six months ended June 30, 2022 as compared to 38.2% in the same period of 2021. The decrease in material costs as a percent of segment net revenues was due to a change in business and product mix within the segment as well as cost savings related to certain supply chain initiatives.
Personnel costs. Personnel costs for the six months ended June 30, 2022 were $212.0 million, an increase of $24.5 million, or 13.1%, from $187.4 million for the same period in the prior year. Personnel costs by operating segment were as follows:

	For the Six Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2022	2021
Patient Care	$180,247	$158,952	$21,295	13.4%
Products & Services	31,703	28,477	3,226	11.3%
Personnel costs	$211,950	$187,429	$24,521	13.1%
Personnel costs for the Patient Care segment were $180.2 million for the six months ended June 30, 2022, an increase of $21.3 million, or 13.4%, from $159.0 million for the same period in the prior year. The increase in Patient Care personnel costs during the six months ended June 30, 2022 was primarily related to an increase in salary expense of $15.4 million from the six months ended June 30, 2021. Additionally, incentive compensation and other personnel costs increased $1.8 million, commissions increased $1.6 million, benefits increased $1.4 million, and payroll taxes increased $1.1 million compared to the six months ended June 30, 2021.
Personnel costs in the Products & Services segment were $31.7 million for the six months ended June 30, 2022, an increase of $3.2 million compared to the same period in the prior year. The increase is primarily related to an increase in salary expense of $3.0 million from the six months ended June 30, 2021. Additionally, other personnel cost increased $0.4 million. Bonus and commissions decreased $0.2 million for the six months ended June 30, 2022 compared to the same period in the prior year.
Other operating costs. Other operating costs for the six months ended June 30, 2022 were $75.1 million, an increase of $10.9 million, or 16.9%, from $64.3 million for the same period in the prior year. Rent, utilities, occupancy, and office expenses increased $4.7 million, travel increased $1.8 million, expenses related to a California wage and hour litigation settlement increased $1.3 million, professional education and professional fees increased $1.2 million, other expenses increased $1.7 million, and bad debt expense increased $0.2 million as compared to the same period in the prior year.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2022 were $67.9 million, an increase of $3.9 million, or 6.1%, from the same period in the prior year. The increase is the result of a $1.8 million increase in salary expense, a $1.2 million increase in severance expense, and a $1.3 million increase in other expenses, partially offset by a $0.4 million decrease in equity-based compensation compared to the six months ended June 30, 2021.
Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2022 was $16.1 million, an increase of $0.1 million, or 0.5%, from the same period in the prior year. Amortization expense increased $1.1 million and depreciation expense decreased $1.0 million when compared to the same period in the prior year.
Interest expense, net. Interest expense for the six months ended June 30, 2022 increased 2.9% to $14.9 million from $14.5 million for the same period in the prior year.

Provision for income taxes. The provision for income taxes for the six months ended June 30, 2022 was $0.9 million, or 29.0% of income before income taxes, compared to a provision of $0.5 million, or 6.3% of income before income taxes for the six months ended June 30, 2021. The increase in the effective tax rate for the six months ended June 30, 2022 compared with the six months ended June 30, 2021 is primarily attributable to a windfall from share-based compensation for the six months ended June 30, 2021 compared to a shortfall from share-based compensation for the six months ended June 30, 2022. Our effective tax rate for the six months ended June 30, 2022 differed from the federal statutory tax rate of 21% primarily due to research and development credits, non-deductible expenses, and a shortfall from share-based compensation.
We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law. Our material assumptions include forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment. As of June 30, 2022, our valuation allowance approximated $2.1 million.
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
At June 30, 2022, we had total liquidity of $154.2 million, which reflected a decrease of $36.8 million from the $191.0 million in liquidity we had as of December 31, 2021. Our liquidity at June 30, 2022 was comprised of cash and cash equivalents of $24.4 million and $129.8 million in available borrowing capacity under our $135.0 million revolving credit facility. This decrease in liquidity primarily related to a decrease in cash of $37.3 million, comprised of net cash from operations of $30.9 million, capital expenditures of $10.6 million, cash paid for acquisitions, net of cash acquired, of $12.5 million, and net cash used in financing activities of $45.2 million. In June 2022, we made a prepayment of $33.7 million in borrowings under the Credit Agreement.
Our Credit Agreement contains customary representations and warranties, as well as financial covenants, including that we maintain compliance with certain leverage and interest coverage ratios. If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds under our revolving credit facility. We were in compliance with our debt covenants as of June 30, 2022.
For additional information, please refer to the Liquidity Outlook section below.
Working Capital and Days Sales Outstanding
At June 30, 2022, we had working capital of $52.4 million compared to working capital of $91.5 million at December 31, 2021. Our working capital decreased $39.2 million during the six months ended June 30, 2022 due to a decrease in current assets of $35.4 million and an increase in current liabilities of $3.8 million.
The decrease in current assets of $35.4 million was primarily attributable to a decrease in Cash and cash equivalents of $37.3 million discussed in the “Liquidity” section above, a decrease in Accounts receivable, net of $1.2 million, and a decrease in Income taxes receivable of $0.6 million. These decreases were offset by an increase of approximately $3.1 million in Other current assets and an increase in Inventories of approximately $0.6 million.
The increase in current liabilities of $3.8 million was primarily attributable to an increase in Accounts payable of $4.1 million. The remainder of the increase is primarily attributable to an increase of accrued incentive compensation related costs of $2.3 million, an increase in Current portion of operating lease liabilities of $0.9 million, and an increase of $0.7 million in Current portion of long-term debt, partially offset by a decrease in Accrued expenses and other current liabilities of $4.2 million.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90-day rolling period of net revenue. This computation can provide a relative measure of the effectiveness of our billing and collections activities. Clinics acquired during the past 90-day period are excluded from the calculation. As of June 30, 2022, our DSO was 44 days, compared to a DSO of 40 days as of June 30, 2021. The increase is partially attributable to a larger increase in net revenue relative to accounts receivable, as well as the impact of acquisitions completed in the fourth quarter of 2021.
Sources and Uses of Cash for the Six Months Ended June 30, 2022 Compared to June 30, 2021
Net cash flows from operating activities were $30.9 million for the six months ended June 30, 2022, while net cash flows used in operating activities were $9.3 million for the six months ended June 30, 2021. The most significant decreases were due to $23.7 million in Accrued compensation related costs and $11.2 million in Accounts payable.
Cash flows used in investing activities decreased $25.2 million to $23.1 million for the six months ended June 30, 2022, from $48.2 million for the six months ended June 30, 2021. The decrease in cash used in investing activities was due to a decrease of $22.9 million in cash paid for acquisitions, net of cash acquired, and $2.3 million less in capital expenditures, net of proceeds from sale of property, plant and equipment.
Cash flows used in financing activities were $45.2 million for the six months ended June 30, 2022, as compared to cash used in financing activities of $10.9 million for the six months ended June 30, 2021. The increase in cash used in financing activities is primarily due to an increase in payments on outstanding debt and Seller Notes of $36.5 million, offset by a decrease in payment of employee taxes on share-based compensation, payments under vendor financing arrangements and other activities of $2.2 million.
Effect of Indebtedness
As of June 30, 2022, we have a Senior Credit Facility (the “Credit Agreement”) which provides for (i) a Term Loan B facility with $449.8 million outstanding which is due in quarterly principal installments with all remaining outstanding principal due at maturity in March 2025 and (ii) a revolving credit facility with an availability of $135.0 million which matures on November 23, 2026 (subject to a springing maturity if the term loans outstanding under the Credit Agreement are not repaid prior to the date that is 91 days prior to the stated maturity thereof). In June 2022, we made a prepayment of $33.7 million in borrowings under the Credit Agreement. Availability under the revolving credit facility is reduced by outstanding letters of credit, which were $5.2 million as of June 30, 2022, resulting in approximately $129.8 million in available borrowing capacity. For additional discussion surrounding the Credit Agreement, see Note K - “Debt and Other Obligations,” in the notes to the condensed consolidated financial statements contained elsewhere in this report. Cash paid for interest totaled $13.2 million and $13.0 million for the six months ended June 30, 2022 and 2021, respectively.
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
As of June 30, 2022, we had a combined principal amount of $449.8 million of variable rate debt under our Term Loan B and revolving credit facility and a notional amount of $275.0 million of fixed to variable interest rate swap agreements. Based on our hedged and unhedged positions, a hypothetical increase or decrease in interest rates of 1.0% would impact our annual interest expense by $1.7 million.
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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
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
In accordance with Rule 13a-15(d) of the Exchange Act and with the participation of our Chief Executive Officer and our Chief Financial Officer, management determined there have been no material changes to our internal control over financial reporting during the three month period ended June 30, 2022.

PART II.    OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or results of operations. We have also identified the following additional risk factors, which supplement those discussed in our Form 10-K:
Risk Factors related to the Proposed Merger

The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders, the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the receipt of other similar approvals. We can provide no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. Certain of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business and operations in the ordinary course of business consistent with past practice and to not engage in certain kinds of material transactions prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). Further, although there is no financing condition in the Merger Agreement, Parent has obtained equity and debt financing commitments, which it will use to consummate the transactions in accordance with the Merger Agreement. The obligations of the financing parties are subject to a number of customary conditions that must be satisfied prior to the completion of the Merger. As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our stock price as well as our business, financial results and/or operations.
The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, then our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on the New York Stock Exchange and registered under the Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;

•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•we may be required to pay a cash termination fee to Parent, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against litigation related to the Merger.
If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

We will be subject to various business uncertainties while the Merger is pending that may cause disruption.

Our efforts to complete the Merger could cause disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. A substantial amount of our management’s and key employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with existing and potential customers, patients and suppliers. For example, customers, patients, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

The Merger Agreement may be terminated under various circumstances, including in connection with a superior proposal, and we would incur fees and expenses in connection with such termination.

Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee under specified conditions, including in the event Parent terminates the Merger Agreement before receipt of our stockholders’ approval due to a change in recommendation by our Board of Directors, in the event we terminate the Merger Agreement to enter into a Superior Proposal, or in the event we enter into an alternative transaction within twelve months of termination of the Merger Agreement in certain circumstances and the alternative transaction is consummated. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the Merger.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Litigation challenging the Merger Agreement may be costly, distract management’s attention from the day-to-day operations of the business, and could prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent and/ or making other claims in connection therewith. Such lawsuits may be brought by our stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, enjoined or prohibited by any law or order that is continuing and remains in effect of a court of competent jurisdiction or any other governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe. Regardless of the outcome of any litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There has been no share repurchase activity during the three months ended June 30, 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There have been no defaults upon senior securities during the three months ended June 30, 2022.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None to report.
ITEM 6. EXHIBITS
The documents in the accompanying Exhibits Index are filed, furnished, or incorporated by reference as part of this report and such Exhibits Index is incorporated herein by reference.

EXHIBITS INDEX

Exhibit No.	Document
2.1
Agreement and Plan of Merger, dated as of July 21, 2022, among Hero Parent, Inc., Hero Merger Sub, Inc. and Hanger, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 2022).

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

HANGER, INC.

Dated: August 8, 2022	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: August 8, 2022	By:	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer
(Principal Accounting Officer)